Form 10-Q
period 1995-03-31
RIVERCHASE INVESTORS I LTD
filed 1995-05-15
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1995

Commission file Number     0-14422

             RIVERCHASE INVESTORS I, LTD.
(Exact name of registrant as specified in its charter.)

    Florida                           64-0712672
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2101 6th Avenue North, STE 750,
Birmingham, AL                               35203-2764
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(205) 250-8700

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]


PART I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
                 MARCH 31, 1995 AND DECEMBER 31, 1994
                             (Unaudited)

(Amounts in thousands)
                                  03/31/95           12/31/94
                                 (Unaudited)         (Audited)
                               ______________      ______________
ASSETS
  Cash                                $  274             $  218
  Restricted cash                         27                 27
  Accounts receivable                      2                  1
  Prepaid expenses                        12                 10
                                      ______             ______

     Total current assets                315                256

Property, plant and equipment:
  Land                                 2,103              2,103
  Buildings                            6,510              6,510
  Furniture and fixtures                 934                934
  Land improvements                       42                 42
  Equipment                               11                 10
                                      ______             ______

                                       9,600              9,599
Less accumulated depreciation          2,224              2,182
                                      ______             ______

                                       7,376              7,417
Other assets:
  Deposits                                 5                  5
                                      ______             ______

     Total assets                      7,696              7,678
                                      ======             ======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                    $    7             $   13
  Other accrued liabilities               51                 10
  Tenant deposits                         29                 27
  Unearned rent                            9                 10
  Due to affiliate                         0                  1
                                      ______             ______
     Total current liabilities            96                 61

General partners' deficit                (19)               (19)
Limited partners' capital
  (11,052 units)                       7,619              7,636
                                      ______             ______
     Total partners' capital          $7,600             $7,617
                                      ______             ______
Total liabilities and
     partners' capital                $7,696             $7,678
                                      ======             ======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (Unaudited)

(Amounts in thousands, except per limited partnership unit data)
                      Three months ended  Three months ended
                        March 31, 1995      March 31, 1994
                        ______________      ______________
Revenues:
Rents                        $  362             $  363
Interest                          3                  3
Other                            12                 12
                             ______             ______

Total revenues                  377                378

Expenses:
General and
 administrative expenses         52                 47
Salaries and wages               33                 33
Taxes and licenses               44                 37
Management fees                  19                 19
Repairs and maintenance          43                 60
Insurance                         5                  6
Depreciation and amortization    42                 75
                             ______             ______

    Total expenses              238                278
                             ______             ______

Net income                      139                100
                             ======             ======
Net income per limited
  partnership unit            12.47               9.00
                             ======             ======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (Unaudited)

(Amounts in thousands)
                               General     Limited
                               Partners    Partners     Total
                              __________  __________  __________
Three months ended 03/31/94:

Balance at December 31, 1993   $   (16)    $  7,899    $  7,883

Net income                           1           99         100

Capital distributions               (2)        (188)       (190)
                               _________   _________   _________

Balance at March 31, 1994      $   (17)    $  7,810    $  7,793
                               =========   =========   =========

Three months ended 03/31/95:

Balance at December 31, 1994   $   (19)    $  7,636    $  7,617

Net income                           1          138         139

Capital distributions               (1)        (155)       (156)
                               _________   _________   _________

Balance at March 31, 1995      $   (19)    $  7,619    $  7,600
                               =========   =========   =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (Unaudited)

(Amounts in thousands)
                                       1995               1994
                                     _________          _________
Operating activities:
  Net income                          $  139             $  100
                                      _______            _______


  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization         42                 75
  Changes in operating assets
  and liabilities:
    Accounts receivable                   (1)                (2)
    Prepaid expenses                      (2)                 7
    Accrued liabilities                   41                 34
    Accounts payable                      (6)                 5
    Tenant security deposits               2                  0
    Unearned rent                         (1)                (3)
                                      _______            _______
Net cash provided by
     operating activities                214                216
                                      _______            _______

Investing activities:
  Capital expenditures                    (1)                (1)
                                      _______            _______
Net cash used in
     investing activities                 (1)                (1)
                                      _______            _______
Financing activities:
  Distributions to partners             (156)              (190)
  Decrease in due to affiliate            (1)                (6)
                                      _______            _______
Net cash used in
     financing activities               (157)              (196)
                                      _______            _______
Increase in cash                          56                 19
Cash, beginning of period                218                241
                                      _______            _______
Cash, end of period                   $  274             $  260
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED MARCH 31, 1995


NOTE 1. THE PARTNERSHIP

Riverchase Investors I, Ltd. ("the Partnership") is a limited partnership organized under the laws of the State of Florida, pursuant to a Certificate and Agreement of Limited Partnership dated February 22, 1985, as amended and restated as of December 30, 1985. The
Partnership owns and operates 248 apartment units in Temple Terrace, Florida. The Partnership leases the apartment units to individuals under short-term lease agreements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Riverchase Investors I, Ltd. included in the 1994 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The General Partners believe that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The operating results for the quarter ended March 31, 1995 may not be indicative of the operating results for the entire year.

INCOME TAXES

The accompanying financial statements do not include a provision for income taxes since the taxable income of the Partnership is included in the tax returns of the Partners.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED MARCH 31, 1995


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership unit is computed by dividing 99% of net income (Limited Partners' share) by the weighted average Limited Partnership units outstanding during the period. The weighted average Limited Partnership units outstanding was 11,052 during the three month periods ended March 31, 1995 and 1994.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

Colonial Properties Services, Inc., an affiliate of the Lowders, has actively managed the apartments since
September 29, 1993. Colonial Properties, Inc., an affiliate of the Lowders, managed the apartments until September
29, 1993. The annual fee for the management of the property is 5% of the gross collected revenues of the property.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                          MARCH 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is primarily produced by the rental of apartment units. During the first quarter the property's physical occupancy averaged 97.8% and it generated enough cash to meet the financial obligations of the Partnership and pay a cash distribution of $178,618 in the second quarter of 1995. The previous cash distribution was $156,291 making the total of cash distributions paid to Partners during 1995 amount to $334,909 or $30 per Limited Partnership unit of ownership.

Cash and equivalents increased to $274,205 at March 31, 1995 from $218,417 at December 31, 1994. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

RESULTS OF OPERATIONS

First quarter year-to-year rent revenues remained stable.
Average occupancy for the quarter also held firm. The average occupancy was 97.8% in the first quarter of 1995 as compared to 97.7% in the first quarter of 1994. The year-to-year total revenues were also relatively unchanged.

While total revenues were stable, first quarter year-to-year expenses decreased by approximately $40,000. Of this decrease, about $7,000 was from lower operating expenses and $33,000 was related to reduced charges to depreciation. Most of the cost savings is in the maintenance expense category where the lower turnover has reduced the expenditures for new carpet, interior paint and contract labor. Property tax expense increased year-to-year because we increased the accrual to reflect the 1994 reassessment.

The Partnership's capital expenditures in 1995 will be for refurbishment of signage and additional landscape plantings to increase and improve the property's curb appeal. An automatic guard gate will be added to improve security.
Also, the plans for 1995 include resurfacing of the tennis courts and some roof repairs.

The Partnership has been in existence now for about ten years which was the originally contemplated term of operation. With that consideration in mind, the General Partner has solicited buyers for the property and has received an offer on the property. However, it is the opinion of the General Partner that the offer is unsatisfactory and it is not in the best interest of the Limited Partners to sell at this time.

PART II - OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS

			Inapplicable

	ITEM 2.	CHANGES IN SECURITIES

			Inapplicable

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

			Inapplicable

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
			SECURITY HOLDERS

			Inapplicable

	ITEM 5.	OTHER INFORMATION

			Inapplicable

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

			None were filed for the quarter ended            		      	March 31, 1995

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                RIVERCHASE INVESTORS I, LTD.
                                Registrant


March 12, 1995                  Thomas H. Lowder
Date                            Thomas H. Lowder
                                General Partner


March 12, 1995                  Douglas B. Nunnelley
Date                            Douglas B. Nunnelley
                                Principal Financial Officer