Form 10-Q/A
period 1995-03-31
RIVERCHASE INVESTORS I LTD
filed 1995-08-03
CIK 764031

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549


             AMENDMENT NO. 1 TO FORM 10-Q
                    ON FORM 10-Q/A


    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended:      March 31, 1995

         Commission file Number:     0-14422

              RIVERCHASE INVESTORS I, LTD.
(Exact name of registrant as specified in its charter.)

            Florida                    64-0712672
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)     Identification No.)

   2101 6th Avenue North, STE 750,
   Birmingham, AL                             35203-2764
(Address of principal executive offices)      (Zip Code)

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


                     YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of March 31, 1995: 11,052.

                  RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)


                  PART II. OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K

          a. Exhibits

		 Exhibit 27. Financial Data Schedule

		 Attached as Exhibit 27 to this form are
		 certain key financial data as required by
		 Item 601(c) of Regulations S-K and S-B and
		 Rule 401 of Regulation S-T.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                            RIVERCHASE INVESTORS I, LTD.
                            Registrant


August 3, 1995              Thomas H. Lowder
Date                        Thomas H. Lowder
                            General Partner


August 3, 1995              Douglas B. Nunnelley
Date                        Douglas B. Nunnelley
                            Principal Financial Officer