Form 10-Q
period 1995-06-30
RIVERCHASE INVESTORS I LTD
filed 1995-08-14
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1995

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of June 30, 1995: 11,052.


PART I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
                  JUNE 30, 1995 AND DECEMBER 31, 1994
                             (Unaudited)

(Amounts in thousands)
                                  June 1995        December 1994
                                 (Unaudited)         (Audited)
                               ______________      ______________
ASSETS
  Cash                                $  303             $  218
  Restricted cash                         33                 27
  Accounts receivable                      2                  1
  Prepaid expenses                         4                 10
                                      ______             ______

     Total current assets                341                256

Property, plant and equipment:
  Land                                 2,103              2,103
  Buildings                            6,510              6,510
  Furniture and fixtures                 936                934
  Land improvements                       48                 42
  Equipment                               11                 10
                                      ______             ______

                                       9,608              9,599
Less accumulated depreciation          2,266              2,182
                                      ______             ______

                                       7,342              7,417
Other assets:
  Deposits                                 5                  5
                                      ______             ______

     Total assets                     $7,688             $7,678
                                      ======             ======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                    $    8             $   13
  Other accrued liabilities               89                 10
  Tenant deposits                         33                 27
  Unearned rent                            8                  9
  Due to affiliate                         0                  1
                                      ______             ______
     Total current liabilities           138                 60

General partners' deficit                (19)               (19)
Limited partners' capital
  (11,052 units)                       7,569              7,636
                                      ______             ______
     Total partners' capital          $7,550             $7,618
                                      ______             ______
Total liabilities and
     partners' capital                $7,688             $7,678
                                      ======             ======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED JUNE 30, 1995 AND 1994
                          (Unaudited)

(Amounts in thousands, except per limited partnership unit data)
                      Three months ended    Six months ended
                           June 30              June 30
                      ___________________  __________________
				1995      1994       1995      1994
                       ______    ______     ______    ______
Revenues:
Rents                  $ 355     $ 356      $ 716     $ 719
Interest                   3         1          6         4
Other                     14         9         25        21
                       _____     _____      _____     _____

Total revenues           371       366        747       744

Expenses:
General and
 administrative           55        53        107       100
Salaries and wages        31        37         64        69
Taxes and licenses        35        36         79        73
Management fees           18        18         37        37
Repairs and maintenance   56        53         99       114
Insurance                  6         6         11        13
Depreciation
    and amortization      42        74         84       150
                       _____     _____      _____     _____

    Total expenses       243       278        480       556
                       _____     _____      _____     _____

Net income             $ 128     $  88      $ 267     $ 189
                       =====     =====      =====     =====
Net income per limited
  partnership unit    $11.48    $ 7.90     $23.95    $16.90
                       =====     =====      =====     =====

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
         FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                         (Unaudited)

(Amounts in thousands)
                               General     Limited
                               Partners    Partners     Total
                              __________  __________  __________
Six months ended June 30, 1994:

Balance at December 31, 1993   $   (16)    $  7,899    $  7,883

Net income                           2          187         189

Capital distributions               (4)        (365)       (368)
                               _________   _________   _________

Balance at June 30, 1994      $    (18)    $  7,721    $  7,703
                               =========   =========   =========

Six months ended June 30, 1995:

Balance at December 31, 1994   $   (19)    $  7,636    $  7,618

Net income                           3          265         267

Capital distributions               (3)        (332)       (335)
                               _________   _________   _________

Balance at June 30, 1995       $   (19)    $  7,569    $  7,550
                               =========   =========   =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                           (Unaudited)

(Amounts in thousands)
                                       1995               1994
                                     _________          _________
Operating activities:
  Net income                          $  267             $  189
                                      _______            _______


  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization         84                150
  Changes in operating assets
  and liabilities:
    Accounts receivable                   (1)                (2)
    Prepaid expenses                       6                 12
    Accrued liabilities                   79                 71
    Accounts payable                      (5)                 8
    Tenant security deposits               0                  1
    Unearned rent                         (2)                (3)
                                      _______            _______
Net cash provided by
     operating activities                429                425
                                      _______            _______

Investing activities:
  Capital expenditures                    (9)                (5)
                                      _______            _______
Net cash used in
     investing activities                 (9)                (5)
                                      _______            _______
Financing activities:
  Distributions to partners             (335)              (368)
  Decrease in due to affiliate            (1)                (6)
                                      _______            _______
Net cash used in
     financing activities               (336)              (375)
                                      _______            _______
Increase in cash                          85                 45
Cash, beginning of period                218                242
                                      _______            _______
Cash, end of period                   $  303             $  287
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED JUNE 30, 1995


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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Riverchase Investors I, Ltd. included in the 1994 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The General Partners believe that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The operating results for the quarter ended June 30, 1995 may not be indicative of the operating results for the entire year.

INCOME TAXES

The accompanying financial statements do not include a provision for income taxes since the taxable income of the Partnership is included in the tax returns of the Partners.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED JUNE 30, 1995


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership unit is computed by dividing 99% of net income (Limited Partners' share) by the weighted average Limited Partnership units outstanding during the period. The weighted average Limited Partnership units outstanding was 11,052 during the three and six month periods ended June 30, 1995 and 1994.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

Colonial Properties Services, Inc., an affiliate of the Lowders, has actively managed the apartments since
September 29, 1993. The annual fee for the management of the property is 5% of the gross collected revenues of the property.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                          JUNE 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is primarily produced by the rental of apartment units. During the second quarter the property's physical occupancy averaged 96.4% and it generated enough cash to meet the financial obligations of the Partnership and pay a cash distribution of $189,782 in the third quarter of 1995. The previous cash distributions were $334,909 making the total of cash distributions paid to Partners during 1995 amount to $524,691 or $47 per Limited Partnership unit of ownership.

Cash and equivalents increased to $303,167 at June 30, 1995 from $218,417 at December 31, 1994. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

RESULTS OF OPERATIONS

Second quarter year-to-year rent revenues were stable.
Average occupancy for the quarter remained high. The average occupancy was 96.4% in the second quarter of 1995 as compared to 97.7% in the second quarter of 1994. Year-to-year total revenues were higher primarily due to the increase in other income.

While total revenues were stable, second quarter year-to-year total expenses decreased by approximately $35,000. Of this decrease, about $3,000 was from lower operating expenses and $32,000 was related to reduced charges to depreciation. Most of the operating cost savings is in maintenance payroll expense. Painting completed in the prior year reduced the need for interior painting and labor in the current period.

The Partnership's budgeted capital expenditures in 1995 were for the refurbishment of signage, additional landscape plantings, and an automatic guard gate. Also, the plans included resurfacing of the tennis courts and some roof repairs. Approximately one-third of these capital expenses had been incurred as of the end of the quarter.

The Partnership has been in existence now for about ten years which was the originally contemplated term of operation. With that consideration in mind, the General
Partner continues to solicit buyers for the property and will inform the Limited Partners when a satisfactory offer is received.

PART II - OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS

			Inapplicable

	ITEM 2.	CHANGES IN SECURITIES

			Inapplicable

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

			Inapplicable

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
			SECURITY HOLDERS

			Inapplicable

	ITEM 5.	OTHER INFORMATION

			Inapplicable

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

			a. Exhibits

				Exhibit 27. Financial Data Schedule

			b. Reports on Form 8-K

				None were filed for the quarter
            	 	ended June 30, 1995

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                              Registrant


August 14, 1995               Thomas H. Lowder
Date                          Thomas H. Lowder
                              General Partner


August 14, 1995               Douglas B. Nunnelley
Date                          Douglas B. Nunnelley
                              Principal Financial Officer