Form 10-Q
period 1995-09-30
RIVERCHASE INVESTORS I LTD
filed 1995-11-14
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1995

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of September 30, 1995: 11,052.


PART I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                             (Unaudited)

(Amounts in thousands)
                               September 1995        December 1994
                                 (Unaudited)         (Audited)
                               ______________      ______________
ASSETS
  Cash                                $  334             $  218
  Restricted cash                         33                 27
  Accounts receivable                      8                  1
  Prepaid expenses                         0                 10
                                      ______             ______

     Total current assets                375                256

Property, plant and equipment:
  Land                                 2,103              2,103
  Buildings                            6,510              6,510
  Furniture and fixtures                 936                934
  Land improvements                       50                 42
  Equipment                               11                 10
                                      ______             ______

                                       9,610              9,599
Less accumulated depreciation          2,310              2,182
                                      ______             ______

                                       7,300              7,417
Other assets:
  Deposits                                 5                  5
                                      ______             ______

     Total assets                     $7,680             $7,678
                                      ======             ======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                    $   14             $   13
  Other accrued liabilities              137                 10
  Tenant deposits                         35                 27
  Unearned rent                            5                  9
  Due to affiliate                         0                  1
                                      ______             ______
     Total current liabilities           190                 60

General partners' deficit                (20)               (19)
Limited partners' capital
  (11,052 units)                       7,510              7,636
                                      ______             ______
     Total partners' capital          $7,490             $7,618
                                      ______             ______
Total liabilities and
     partners' capital                $7,680             $7,678
                                      ======             ======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS
                  ENDED SEPTEMBER 30, 1995 AND 1994
                          (Unaudited)

(Amounts in thousands, except per limited partnership unit data)
                      Three months ended    Nine months ended
                           Sept. 30              Sept. 30
                      ___________________  __________________
				1995      1994       1995      1994
                       ______    ______     ______    ______
Revenues:
Rents                  $ 368     $ 359     $1,085    $1,077
Interest                   1         2          7         6
Other                      9        11         34        33
                       _____     _____      _____     _____

Total revenues           378       372      1,126     1,116

Expenses:
General and
 administrative           50        49        157       150
Salaries and wages        29        37         93       106
Taxes and licenses        40        48        119       121
Management fees           19        19         55        55
Repairs and maintenance   62        65        161       180
Insurance                  6         9         16        22
Depreciation
    and amortization      43        46        128       195
                       _____     _____      _____     _____

    Total expenses       249       273        729       829
                       _____     _____      _____     _____

Net income             $ 129     $  98      $ 397     $ 287
                       =====     =====      =====     =====
Net income per limited
  partnership unit    $11.58    $ 8.80     $35.53    $25.70
                       =====     =====      =====     =====

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         (Unaudited)

(Amounts in thousands)
                               General     Limited
                               Partners    Partners     Total
                              __________  __________  __________
Nine months ended Sept 30, 1994:

Balance at December 31, 1993   $   (16)    $  7,899    $  7,883

Net income                           3          284         287

Capital distributions               (5)        (519)       (525)
                               _________   _________   _________

Balance at Sept 30, 1994      $    (18)    $  7,663    $  7,645
                               =========   =========   =========

Nine months ended Sept 30, 1995:

Balance at December 31, 1994   $   (19)    $  7,636    $  7,618

Net income                           4          393         397

Capital distributions               (5)        (519)       (525)
                               _________   _________   _________

Balance at Sept 30, 1995       $   (20)    $  7,510    $  7,490
                               =========   =========   =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPT 30, 1995 AND 1994
                           (Unaudited)

(Amounts in thousands)
                                       1995               1994
                                     _________          _________
Operating activities:
  Net income                          $  397             $  287
                                      _______            _______


  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization        128                195
  Changes in operating assets
  and liabilities:
    Accounts receivable                   (7)                (2)
    Prepaid expenses                      10                  3
    Accrued liabilities                  127                121
    Accounts payable                       1                  6
    Tenant security deposits               8                 (1)
    Unearned rent                         (5)                 1
    Restricted Cash 	                  (6)                 0
                                      _______            _______
Net cash provided by
     operating activities                652                611
                                      _______            _______

Investing activities:
  Capital expenditures                   (11)                (5)
                                      _______            _______
Net cash used in
     investing activities                (11)                (5)
                                      _______            _______
Financing activities:
  Distributions to partners             (525)              (525)
  Decrease in due to affiliate            (1)                (6)
                                      _______            _______
Net cash used in
     financing activities               (525)              (531)
                                      _______            _______
Increase in cash                         116                 76
Cash, beginning of period                218                241
                                      _______            _______
Cash, end of period                   $  334             $  317
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Riverchase Investors I, Ltd. included in the 1994 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The General Partners believe that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The operating results for the quarter ended September 30, 1995 may not be indicative of the operating results for the entire year.

INCOME TAXES

The accompanying financial statements do not include a provision for income taxes since the taxable income of the Partnership is included in the tax returns of the Partners.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED SEPTEMBER 30, 1995


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership unit is computed by dividing 99% of net income (Limited Partners' share) by the weighted average Limited Partnership units outstanding during the period. The weighted average Limited Partnership units outstanding was 11,052 during the three and nine month periods ended September 30, 1995 and 1994.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

Colonial Properties Services, Inc., an affiliate of the Lowders, has actively managed the apartments since
September 29, 1993. The annual fee for the management of the property is 5% of the gross collected revenues of the property.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                        SEPTEMBER 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is primarily produced by the rental of apartment units. During the third quarter the property's physical occupancy averaged 94.0% and it generated enough cash to meet the financial obligations of the Partnership and pay a cash distribution of $167,455 in the fourth quarter of 1995. The previous cash distributions were $524,691 making the total of cash distributions paid to Partners during 1995 amount to $692,146 or $62 per Limited Partnership unit of ownership.

Cash and equivalents increased to $334,257 at September 30, 1995 from $218,417 at December 31, 1994. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

RESULTS OF OPERATIONS

Third quarter year-to-year rent revenues were stable.
Average occupancy for the quarter remained high. The average occupancy was 94.0% in the third quarter of 1995 as compared to 95.5% in the third quarter of 1994. Year-to-date total revenues increased by approximately 1%.

While total revenues were stable, third quarter year-to-year total expenses decreased by approximately $24,000.
Salaries and wages accounted for over $8,000 of the savings. Painting completed in the prior year reduced the need for painting and labor in the current period.
Property taxes also decreased by approximately $8,000 for the quarter. This variance is due to an adjusting entry made in the third quarter of 1994 to increase our accrual for the year. An adjusting accrual was not required in the third quarter of 1995.

The Partnership's budgeted capital expenditures in 1995 were for the refurbishment of signage, additional landscape plantings, and an automatic guard gate. Also, the plans included resurfacing of the tennis courts and some roof repairs. Approximately one-half of these capital expenses had been incurred as of the end of the quarter.

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

			a. Exhibits

				Exhibit 27. Financial Data Schedule

			b. Reports on Form 8-K

				None were filed for the quarter
            	 	ended September 30, 1995

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                              Registrant


November 14, 1995             Thomas H. Lowder
Date                          Thomas H. Lowder
                              General Partner


November 14, 1995             Douglas B. Nunnelley
Date                          Douglas B. Nunnelley
                              Principal Financial Officer