Form 10-K
period 1995-12-31
RIVERCHASE INVESTORS I LTD
filed 1996-03-28
CIK 764031

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended                   December 31, 1995

Commission File Number               000-14422


               RIVERCHASE INVESTORS I, LTD.
(Exact name of Registrant as specified in its charter)

          Florida                  	    64-0712672

(State or other jurisdiction of	 (I.R.S. Employer
incorporation or organization)	 Identification No.)

2101 6th Avenue North, Suite 750,
Birmingham, AL	                        35203-2764
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(205)250-8700

Securities registered pursuant to Section 12(b) of the Act:
	          			None
				(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
	         			None
				(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes  [X]      No

Documents Incorporated by Reference in Part I, II, III, and IV:

Portions of the Prospectus of Registrant, dated May 30, 1985, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference in Parts I, II, III, and IV of this Annual Report on Form 10-K.

Number of Units of the Registrant's Limited
Partnership Units of Ownership outstanding as of December 31, 1995: 11,052.


			FORM 10-K ANNUAL REPORT
		TWELVE MONTHS ENDED DECEMBER 31,1995
		    RIVERCHASE INVESTORS I, LTD.
                     TABLE OF CONTENTS

PART I

		Item  1.	Business ......................
		Item  2.	Properties ....................
		Item  3.	Legal Proceedings .............
		Item  4.	Submission of Matters to
				a Vote of Security Holders ....

PART II.

		Item  5.	Market for Registrant's
				Common Equity and Related
				Stockholder Matters ...........
		Item  6.	Selected Financial Data .......
		Item  7.	Management's Discussion and
				Analysis of Financial Condition
				and Results of Operations .....
		Item  8.	Financial Statements and
				Supplementary Data ............
		Item  9.	Disagreements on Accounting
				and Financial Disclosure ......
PART III

		Item 10.	Directors and Executive
				Officers of the Registrant ....
		Item 11.	Executive Compensation ........
		Item 12.	Security Ownership of Certain
				Beneficial Owners and
				Management ....................
		Item 13.	Certain Relationships and
				Related Transactions ..........
PART IV

		Item 14. 	Exhibits, Financial Statement
				Schedules and Reports on
				Form 8-K ......................

SIGNATURES ............................................


				PART 1

ITEM 1.	BUSINESS

	Riverchase Investors I, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of Florida, pursuant to a Certificate and Agreement of Limited Partnership dated February 22, 1985 as amended and restated on December 30, 1985. The Partnership operates a
248 unit apartment complex in the City of Temple Terrace, Hillsborough County, Florida (the "Property"). See Item 2 hereof, "Properties".

	The General Partners of the Partnership are John H. McClintock, Jr. ("McClintock"), James H. Pugh, Jr. ("Pugh"), Thomas H. Lowder, James K. Lowder, and Robert E. Lowder
(the "Lowders"), and Battery Park Capital Corp., a New York corporation ("Battery Park") (collectively, the "General Partners").

	The land and buildings owned by the Partnership were acquired and constructed with the proceeds from partner contributions. Therefore, the Property is entirely unleveraged. Riverchase Investors I, Ltd. produces revenues from the rental of apartment units. The Property operations generate cash flow which is distributed to the partners on a quarterly basis. Between quarterly distributions, the excess cash is invested in an insured interest bearing account or in certificates of deposit.

	Reference is made to the Prospectus (the "Prospectus") of Registrant, dated May 30, 1985, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with Registrant's Registration Statement on Form S-11 (File No. 2-96052) (the "Registration Statement"). Portions of the Prospectus are incorporated herein by reference, as specifically referred to in the following sections of this document.

	Pursuant to the Registration Statement, a maximum of 16,850 units of limited partnership interests (the
"Units") were registered under the Securities Act of 1933, as amended. A total of 11,052 Units were sold, and the Registrant's net proceeds from the offering of the Units
(the "Offering") aggregated $9,529,162 (gross proceeds of
$11,052,000, less underwriting commissions of $773,640 and other issuance costs $749,198).

	For additional information on the business of the Partnership, see the information set forth in "INVESTMENT
OBJECTIVES AND POLICIES" at pages 32 through 36 and
"ACQUISITION OF REAL PROPERTY" and "THE PROJECT" at pages
41 through 43 of the Prospectus, which is incorporated herein by reference.

	See also Item 7 hereof, "Management's Discussion and
Analysis of Financial Condition and Results of Operations".

ITEM 2.	PROPERTIES

	The Partnership owns the land described below, upon which the Property was constructed:

	LOCATION			DESCRIPTION OF PROPERTY

	Temple Terrace		Approximately 37 acres of
	Hillsborough County	land upon which 248 units
	Florida			of two-story garden type
					apartments are located in
					31 buildings, plus a
                              clubhouse.

	For additional information on the Property, reference is made to the information set forth under "ACQUISITION OF REAL PROPERTY" and "THE PROJECT" at pages 41 through 43 of the Prospectus, which is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS

	There are no material legal proceedings pending to which the Partnership is a party or to which any of the Property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
		HOLDERS

	No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report by the solicitation of proxies or otherwise.

				PART II

ITEM 5. 	MARKET FOR REGISTRANT'S COMMON EQUITY AND
		RELATED STOCKHOLDER MATTERS

	A public market for the Units does not exist and is not likely to develop because the transfer of the Units is subject to certain limitations. Reference is made to the Amended and Restated Certificate and Agreement of Limited
Partnership, and in particular to Section 16 thereof, "Assignees and Substituted Limited Partners", as set forth on pages 15 through 16 of Exhibit A to the Prospectus, which is incorporated herein by reference.

	As of December 31, 1995, there were approximately
1,225 holders of Units of Registrant, owning an aggregate of 11,052 Units.

	The Partnership intends, to the extent possible, to make cash distributions on a quarterly basis from earnings from operations and earnings generated from investments in certificates of deposit or insured interest bearing accounts. See "PROFITS AND LOSSES AND CASH DISTRIBUTIONS" at pages 49 through 51 of the Prospectus, which is incorporated herein by reference.


ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in thousands except per LP Unit Data)
	      		      Year Ended December 31
                   __________________________________________
                    1995     1994     1993     1992     1991
			 ______   ______   ______   ______   ______
Rental Revenue	 $1,455   $1,431 	 $1,325   $1,220   $1,203
Interest Income	     12        8        8        9       13
Easement Fee		0	   0      	0        0       83
Other Income	     45       45       48       67       61
Net Income 		    532      405      367      261      351
Net Income per
  Limited Part-
  nership Unit      47.63    36.27    32.90    23.35    31.42
Total Assets at
  Period End	  7,527    7,678    7,939    8,185    8,525
Partners' Capital
  at Period End	  7,457    7,618    7,883    8,129    8,449
Cash Distributions
  per Limited Part-
  nership Unit	     62       60       55       52       56

The above selected financial data should be read in conjunction with the Financial Statements and notes thereto.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	Substantially all of the liquid assets of the Partnership consist of cash produced from the rental of apartments. The cash flow is distributed on a quarterly basis after deducting for the current liabilities and cash needs of the Partnership. The Property generated an adequate amount of cash in 1995 and 1994 to meet the cash needs of the enterprise. In addition, cash distributions totaling $692,146 and $669,816 were paid to partners during 1995 and 1994, respectively. See "Statements of Cash Flows".

	There are approximately $111,806 of capital improvements planned for the Property during 1996. These improvements are necessary to enhance the marketability of the property. The planned capital improvements include resurfacing of the parking lots, upgrading and refurbishment of the fitness center, swimming pool resurfacing, landscaping and a new floor for the racquetball court. All improvements and repairs will be financed out of current-year cash flow. The Property is unleveraged. Management has no plans at present or in the foreseeable future to mortgage the Property.

RESULTS OF OPERATIONS

	In 1995, Riverchase I Apartments continued the trend of growth in rent revenue. Annual rent revenue increased by $23,733 or 1.7% and $105,609 or 8.0% in
1995 and 1994, respectively. The annual average occupancy rate was stable year-to-year at 96.9% and 96.8% in 1995 and 1994, respectively. Therefore, most of the increase in rent revenue is a result of higher rental rates. The rents increased gradually throughout the year as leases were renewed and rent increases were implemented. When compared with 1994, net income increased by $126,818 or 31.3%.

	Expenses decreased by $99,712 or 9.3% in 1995 as compared to an increase of $65,424 or 6.4% in 1994.
The reduction in year-to-year total expense was primarily made up of three line items. First, salaries and wages were reduced because the maintenance staff was reduced by one temporary employee. The maintenance problems he was hired to address were completed in 1994 and were not annually recurring items. Second, the tax adjuster was able to obtain a reduction in 1995 property taxes of approximately $11,000 or 6.8% as compared to the prior year. Third, depreciation was down because furniture and fixtures became fully depreciated in June of 1994. Therefore, the prior year included six months of furniture and fixtures depreciation while the current year has none.

	Colonial Properties Trust recently broke ground on the 276 unit third phase of Riverchase. While
Riverchase Investors I, Ltd. has no financial interest in phase III, the development of this phase will improve the overall marketability of the Riverchase community and enable us to lower on-site operating cost by spreading certain fixed expenses over a greater number of units.

INFLATION

	Inflation did not have a material impact on the Partnership during the past three fiscal years. In the future, the Partnership may experience the effects of inflation through increases in the costs of operating and maintaining an apartment property of this type.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY
		DATA

	The following financial statements are filed as a part of this report:

	Report of Independent Accountants

	Financial Statements:

	  Balance Sheets

	  Statements of Income

	  Statements of Partners' Capital

	  Statements of Cash Flows

	  Notes to Financial Statements

	No financial statement schedules are required for Riverchase Investors I. Ltd.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Riverchase Investors I, Ltd.

We have audited the balance sheets of Riverchase
Investors I, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Riverchase Investors I, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverchase Investors I, Ltd. as of December 31,
1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Birmingham, Alabama		/s/Coopers & Lybrand L.L.P.
January 25, 1996			Coopers & Lybrand L.L.P.


		RIVERCHASE INVESTORS I, LTD.
		  (A LIMITED PARTNERSHIP)
		      BALANCE SHEETS
		DECEMBER 31, 1995 and 1994

(Amounts in thousands)

					  1995		  1994
					_______		_______
			ASSETS
Cash and equivalents		$   187		$   218
Restricted Cash			     35		     27
Accounts receivable		      7  		      1
Prepaid expenses			     16		     10
					_______ 		_______
   Total current assets		    245		    256

Property, plant and equipment:
   Land				  2,103		  2,103
   Buildings			  6,517		  6,510
   Furniture and fixtures	    948		    934
   Land improvements		     50		     42
   Equipment			     11		     10
					_______		_______
					  9,629		  9,599
   Less accumulated
	depreciation		  2,352		  2,182
					_______		_______
      Net property,plant
	   and equipment 		  7,277		  7,417
					_______		_______

Other assets			      5		      5
					_______		_______

   Total assets			$ 7,527		$ 7,678
					=======		=======


	LIABILITIES AND PARTNERS' CAPITAL
Accounts payable			$    22		$    13
Other accrued liabilities	      9		     10
Tenant deposits			     34		     27
Unearned rent			      5		      9
Due to affiliate						      1
					_______		_______
   Total current liabilities	     70		     60
					_______		_______

General partners' deficit	    (20)		    (19)
Limited partners'
   capital (11,052 units)	  7,477		  7,637
					_______		_______
   Total partners' capital	  7,457		  7,618
					_______		_______
   Total liabilities and
      partners' capital		$ 7,527		$ 7,678
					=======		=======


The accompanying notes are an integral part of these
financial statements.


		RIVERCHASE INVESTORS I, LTD.
		  (A LIMITED PARTNERSHIP)
	          STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

(Amounts in thousands, except per limited partnership
 unit data)
				  1995	  1994	  1993
				_______	_______	_______
Revenue:
   Rent			$ 1,455	$ 1,431	$ 1,325
   Interest			     12	      8	      8
   Other			     45	     46	     48
				_______	_______	_______
				  1,512	  1,485	  1,381
				_______	_______	_______
Expenses:
   General and
     administrative	    209	    199	    181
   Salaries and wages	    123	    142	    116
   Taxes and licenses	    151	    162	    116
   Management and
     leasing fees		     74	     74	     69
   Repairs and maintenance  232	    237	    208
   Insurance		     21	     28	     23
   Depreciation		    170	    238	    301
				_______	_______	_______
				    980	  1,080	  1,014
				_______	_______	_______
      Net income		$   532	$   405	$   367
				=======	=======	=======
Net income per limited
   partnership unit	$ 47.63	$ 36.27	$ 32.90
				=======	=======	=======

The accompanying notes are an integral part of these financial statements.

	 	RIVERCHASE INVESTORS I, LTD.
		  (A LIMITED PARTNERSHIP)
	    STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

(Amounts in thousands)
				      	General	Limited
				 Total	Partners	Partners
				________	________	________
Balance, Dec. 31, 1992	$ 8,129	$   (13)	$ 8,142
Distributions
  to partners		   (614)	     (6)	   (608)

Net income			    368	      4	    364
				________	________	________
Balance, Dec. 31, 1993	  7,883	    (15)	  7,898
Distributions
  to partners		   (670)	     (7)	   (663)

Net income			    405	      4	    401
				________	________	________
Balance, Dec. 31, 1994	  7,618	    (18)	  7,636
Distributions
  to partners		   (692)	     (7)	   (685)

Net income			    531	      5	    526
				________	________	________

Balance, Dec. 31, 1995	$ 7,457	$   (20)	$ 7,477
				========	========	========

The accompanying notes are an integral part of these
financial statements.

		RIVERCHASE INVESTORS I, LTD.
		  (A LIMITED PARTNERSHIP)
		 STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

(Amounts in thousands)
				 1995	       1994	       1993
				_______	_______	_______
Operating activities:
Net income			$   532	$   405	$   367
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation		    170	    237	    300
    Changes in operating
    assets and liabilities:
     Restricted cash	     (7)	      3
     Accounts receivable     (6)	                  1
     Prepaid expenses	     (7)          2          (6)
     Accounts payable	      9           7          (1)
     Other accrued
       liabilities	     (1)	                  1
     Tenant deposits	      6	                 10
     Unearned rent	     (4)	      3 	     (1)
     Due to affiliate	     (1)	     (5)	     (8)
				_______	_______	_______
Net cash provided by
  operating activities	    691	    652	    663
				_______	_______	_______

Investing activities:
  Capital expenditures	    (30)	     (5)	     (4)
				_______	_______	_______
Net cash used in
  investing activities	    (30)	     (5)	     (4)
				_______	_______	_______

Financing activities:
  Distributions to
    partners		   (692)	   (670)	   (614)
				_______	_______	_______
Net cash used in
  financing activities	   (692)	   (670)	   (614)
				_______	_______	_______

Increase (decrease) in
  cash and equivalents	    (31)	    (23)	     45
Cash and equivalents,
  beginning of year	    218	    241	    196
				_______	_______	_______
Cash and equivalents,
  end of year		$   187	$   218	$   241
				=======	=======	=======

The accompanying notes are an integral part of these financial statements.


		 RIVERCHASE INVESTORS I, LTD.
		NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Riverchase Investors I, Ltd. (the
Partnership) is a limited partnership organized under the laws of the State of Florida, pursuant to a Certificate and Agreement of Limited Partnership dated February 22,
1985, as amended and restated as of December 30, 1985.
The Partnership owns and operates 248 apartment units in Temple Terrace, Florida. The Partnership leases the apartment units to individuals under short-term lease agreements.

Property, Plant, and Equipment - Land, buildings, and equipment are stated at cost less accumulated depreciation.
Depreciation is computed using the straight-line method over lives ranging from 7 to 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Cash and Equivalents - The Partnership includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less, if any, in cash and equivalents.

Income Taxes - No provision for income tax is recorded on the Partnership's books as earnings and income tax credits are distributed to the individual partners.

Net Income Per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing
99% of net income (limited partners' share) by the weighted average limited partnership units outstanding
(11,052) during each period.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.	RESTRICTED CASH

Restricted cash as of December 31, 1995 and 1994, consists of tenant deposits in the amount of $34,420 and $26,969, respectively.

3.	RELATED PARTY TRANSACTIONS

The general partners of the Partnership are John H.
McClintock; James H. Pugh, Jr.; Thomas H. Lowder, James
K. Lowder, Robert E. Lowder (the "Lowders"); and Battery
Park Capital Corp., a New York corporation.

The Partnership has entered into contracts with affiliates of the Lowders to manage the property for an annual fee of 5% of the gross collected revenues of the property. The
Partnership paid management fees of approximately $74,000, $74,000, and $69,000 to Colonial Properties Services,
Inc. (CPSI) in 1995, 1994, and 1993, respectively.

Due to affiliate at December 31, 1995 and 1994 consists of an amount payable to CPSI of $16 and $782, respectively, for amounts paid by CPSI on behalf of the Partnership.
The balance at December 31, 1995 of $16 is due in January 1996.

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
		DISCLOSURE

		None.


				PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	John H. McClintock, Jr., James H. Pugh, Jr., Thomas H. Lowder, Robert E. Lowder, James K. Lowder, and Battery Park Capital Corp., a New York corporation, are the General Partners of the Partnership. Management of the Partnership business is conducted by the General Partners as indicated in Section 13 of the Amended and Restated Certificate and Agreement of the Limited Partnership set forth on pages 7 through 14 of Exhibit A to the Prospectus, which is incorporated herein by reference.

	Information with respect to the General Partners is contained in the following paragraphs:

	Mr. John H. McClintock, Jr., General Partner

	John H. McClintock, Jr., 62. For more than five years, Mr. McClintock was a Director and Chairman of the Board of Epoch Properties, Inc., a Florida-based real estate development organization founded in 1970. He is currently Chairman of the Board of Contravest, Inc., a real estate development firm in Orlando, Florida. He holds a Bachelor of Arts degree in Economics from Rice
University.

	Mr. James H. Pugh, Jr., General Partner

	James H. Pugh, Jr., 58. For more than five years,
Mr. Pugh has been a Director of both Epoch Properties, Inc.
and Epoch Management, Inc., and President of Epoch
Properties, Inc. In addition, he is a Director of substantially all affiliates of Epoch Properties, Inc.
He holds a Bachelor of Science degree in Building
Construction from the University of Florida.

	Battery Park Capital Corp.

	Battery Park Capital Corp. ("Battery Park") was incorporated in the State of New York in 1978 for the purpose of engaging in the securities business. It is now engaged in the real estate business and is no longer in the securities business. The directors and officers of Battery
Park are:

	William J. Montgoris, 48, Director, President and Treasurer. Mr. Montgoris has been associated with Bear, Stearns & Co., an affiliate of Battery Park, since 1979 and is currently Senior Managing Director and Chief Financial Officer of Bear, Stearns & Co. He is also in charge of the Data Processing Division and is a member of the firm's Operations and Management Committees. He became a general partner of Bear, Stearns & Co., in 1985. Prior to joining Bear, Stearns & Co., he was Chief Financial Officer at Blyth Eastman Dillion, which he joined in 1975, following eight years as audit manager at Coopers & Lybrand. He holds a Bachelor of Business Administration degree in accounting from St. John's University.

	Kenneth L. Edlow, 55, Director. Mr. Edlow has been a general partner or Managing Director of Bear, Stearns
& Co., for more than fifteen years and a general partner of Bear, Stearns & Company since its organization in 1984.
He is the Secretary of the Board of Directors and of the Management and Compensation Committee of Bear, Stearns
& Company. He holds a Bachelor of Science degree from the University of Pennsylvania.

	The Lowders

	Thomas H. Lowder, 47, General Partner. Thomas H.
Lowder is the President and Chief Executive Officer of
Colonial Properties Trust and Colonial Properties Holding
Company (CPHC), a trustee of Colonial Properties Trust and a director of CPHC and Colonial Properties Services, Inc. Mr. Lowder became President of Colonial in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for Colonial.
He serves on the board of directors for Operation New
Birmingham, Discovery 2000, American Red Cross-Birmingham
Area Chapter and the United Way of Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

	James K. Lowder, 47, General Partner. James K. Lowder is a trustee of Colonial Properties Trust and a director of CPHC and Colonial Properties Services, Inc. Mr. Lowder is currently chairman of the board of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., and chairman of the board of Lowder New Homes and Lowder Realty. Mr. Lowder is also currently a member of the Alabama Association of Realtors, Montgomery Board of Realtors, the Home Builders Association of Alabama and the Greater Montgomery Home Builders Association. He graduated with high honors from Auburn University with a Bachelor of Science Degree.

	Robert E. Lowder, 54, General Partner. Robert E.
Lowder is chairman of the board and Chief Executive
Officer of Colonial BancGroup, Inc. He is a Director of the Colonial Bank of Birmingham. He holds a Bachelor of Business Administration degree from Auburn University.

ITEM 11.	EXECUTIVE COMPENSATION

During the year ending December 31, 1995, no General Partner received cash compensation from the Partnership exceeding $60,000, except as set forth herein. The General Partners earn no direct compensation for acting as General Partners.

No General Partner or affiliate of any General Partner was indebted to the Partnership in an amount exceeding $60,000 at any time during the year ending December 31, 1995.

During the operation and liquidation stages of the Partnership, the General Partners and their affiliates will receive various fees and distributions. Colonial Properties
Services, Inc., an affiliate of the Lowders, provides property management services as agents for Registrant. For additional information on possible remuneration, reference is made to the information set forth in "COMPENSATION AND
FEES" contained at pages 15 through 19 of the Prospectus, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
		OWNERS AND MANAGEMENT

		Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
		TRANSACTIONS

	Reference is made to Item 11 hereof, "Executive
Compensation" and to "COMPENSATION AND FEES" at pages 15 through 19 and "CONFLICTS OF INTEREST" at pages 19 through 22 of the Prospectus, which is incorporated herein by reference.

				PART IV

ITEM 14. 	Exhibits, Financial Statement Schedules, and
		Reports on Form 8-K.

	(a)	1.	Financial Statements - See Index to
			Financial Statements in Item 8 of this
			Form 10-K.

		2.	Financial Statement Schedules - None
			required.

		3.	Exhibits Index.

		(3)	Form of Agreement and Certificate of
			Limited Partnership of Riverchase
			Investors I, Ltd., as amended and
			restated as of December 30, 1985,
			incorporated herein by reference to
			Exhibit A to the Prospectus dated
			May 30, 1985 contained in Amendment
			No. 4 to Registrant's Form S-11
			Registration Statement (File No.
			2-96052).

	(10)(a)	Form of Management Agreement between
Riverchase Investors I, Ltd., Colonial Properties, Inc., and Epoch Management, Inc. for property management services, incorporated herein by reference to Exhibit
10a to Amendment No. 2 to Registrant's Form S-11
Registration Statement (File No. 2-96052).

	(10)(e)	Form of Construction Contract between
Riverchase Investors I, Ltd., and Epoch Properties, Inc., as a general contractor, incorporated herein by reference to Exhibit 10e to Amendment No. 2 of the Registrant's
Form S-11 Registration Statement (File No. 2-96052).

	(10)(f)	Form of Construction Monitoring
Agreement between Riverchase Investors I, ltd., Colonial
Mortgage Company, and Lowder Construction Company, Inc.
for supervisory services during construction, incorporated herein by reference to Exhibit 10f to Amendment No. 2 to Registrant's Form S-11 Registration Statement
(File No. 2-96052).

	(28)		Prospectus dated May 30, 1985,
incorporated herein by reference to Amendment No. 4 to Registrant's Form S-11 Registration Statement
(File No. 2-96052).

	(b)	Reports on Form 8-K.

		None.

	(c)	See Item 14(a) above.

	(d)	See Item 14(a) above.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1996.


				RIVERCHASE INVESTORS I, LTD.


				/s/Thomas H. Lowder
				Thomas H. Lowder
				General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.

GENERAL PARTNERS:


By:	_____________________________      3-28-96
	John H. McClintock, Jr.


By:	/s/James H. Pugh, Jr.    	     3-28-96
	James H. Pugh, Jr.


By:	/s/Thomas H. Lowder          	     3-28-96
	Thomas H. Lowder


By:	/s/James K. Lowder                 3-28-96
	James K. Lowder


By:	_____________________________      3-28-96
	Robert E. Lowder


BATTERY PARK CAPITAL CORP.


By:	/s/William J. Montgoris            3-28-96
	William J. Montgoris
	President and Treasurer
	Director


By:	/s/Kenneth L. Edlow                3-28-96
	Kenneth L. Edlow
	Director


PRINCIPAL FINANCIAL OFFICERS:


By:	/s/Douglas B. Nunnelley            3-28-96
	Douglas B. Nunnelley
	Senior Vice President and
	Chief Financial Officer
	(Principal Financial Officer)


By:	/s/Kenneth E. Howell	           3-28-96
	Kenneth E. Howell
	Vice President and Controller
	(Principal Accounting Officer)