Form 10-Q
period 1996-03-31
RIVERCHASE INVESTORS I LTD
filed 1996-05-14
CIK 764031

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           March 31, 1996

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of March 31, 1996: 11,052.


Part I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
                 MARCH 31, 1996 AND DECEMBER 31, 1995
                             (Unaudited)

(Amounts in thousands)
                                 March 1996        December 1995
                                 (Unaudited)         (Audited)
                               ______________      ______________
ASSETS
  Cash                                $  227             $  187
  Restricted cash                         34                 34
  Accounts receivable                      2                  7
  Prepaid expenses                        11                 16
                                      ______             ______

     Total current assets                274                245

Property, plant and equipment:
  Land                                 2,103              2,103
  Buildings                            6,512              6,517
  Furniture and fixtures                 958                948
  Land improvements                       69                 50
  Building improvements                    7                  0
  Equipment                               11                 11
                                      ______             ______

                                       9,660              9,629
Less accumulated depreciation          2,396              2,352
                                      ______             ______

                                       7,264              7,277
Other assets:
  Deposits                                 5                  5
                                      ______             ______

     Total assets                     $7,543             $7,527
                                      ======             ======

LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                    $   17             $   22
  Other accrued liabilities               51                  9
  Tenant deposits                         33                 33
  Unearned rent                            5                  5
                                      ______             ______
     Total current liabilities           106                 69

General partners' deficit                (20)               (20)
Limited partners' capital
  (11,052 units)                       7,457              7,477
                                      ______             ______
     Total partners' capital          $7,437             $7,457
                                      ______             ______
Total liabilities and
     partners' capital                $7,543             $7,527
                                      ======             ======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED MARCH 31, 1996 AND 1995
                          (Unaudited)

(Amounts in thousands, except per limited partnership unit data)
                                     Three months ended
                                          March 31
                                 ___________________________
				          1996                 1995
                                 ______               ______
Revenues:
Rents                            $ 385               $  362
Interest                             2                    3
Other                               13                   12
                                 _____                _____

Total revenues                     400                  377

Expenses:
General and
 administrative                     47                   52
Salaries and wages                  34                   33
Taxes and licenses                  43                   44
Management fees                     19                   19
Repairs and maintenance             72                   43
Insurance                            5                    5
Depreciation
    and amortization                44                   42
                                 _____                _____

    Total expenses                 264                  238
                                 _____                _____

Net income                       $ 136                $ 139
                                 =====                =====
Net income per limited
  partnership unit              $12.16               $12.47
                                 =====                =====

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                         (Unaudited)

(Amounts in thousands)
                               General     Limited
                               Partners    Partners     Total
                              __________  __________  __________
Three months ended March 31, 1995:

Balance at December 31, 1994   $   (19)    $  7,636    $  7,618

Net income                           1          139         141

Capital distributions               (2)        (156)       (158)
                               _________   _________   _________

Balance at March 31, 1995      $   (19)    $  7,619    $  7,600
                               =========   =========   =========

Three months ended March 31, 1996:

Balance at December 31, 1995   $   (20)    $  7,477    $  7,457

Net income                           1          134         136

Capital distributions               (2)        (154)       (156)
                               _________   _________   _________

Balance at March 31, 1996      $   (20)    $  7,457    $  7,437
                               =========   =========   =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (Unaudited)

(Amounts in thousands)
                                       1996               1995
                                     _________          _________
Operating activities:
  Net income                          $  136             $  139
                                      _______            _______


  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization         44                 42
  Changes in operating assets
  and liabilities:
    Accounts receivable                    5                 (1)
    Prepaid expenses                       5                 (2)
    Accrued liabilities                   42                 41
    Accounts payable                      (5)                (6)
    Tenant security deposits               0                  2
    Unearned rent                          0                 (1)
                                      _______            _______
Net cash provided by
     operating activities                227                214
                                      _______            _______

Investing activities:
  Capital expenditures                   (31)                (1)
                                      _______            _______
Net cash used in
     investing activities                (31)                (1)
                                      _______            _______
Financing activities:
  Distributions to partners             (156)              (156)
  Decrease in due to affiliate             0                 (1)
                                      _______            _______
Net cash used in
     financing activities               (156)              (157)
                                      _______            _______
Increase in cash                          40                 56
Cash, beginning of period                187                218
                                      _______            _______
Cash, end of period                   $  227             $  274
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.




                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED MARCH 31, 1996



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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Riverchase Investors I, Ltd. included in the 1995 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The General Partners believe that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The operating results for the quarter ended March 31, 1996 may not be indicative of the operating results for the entire year.

INCOME TAXES

The accompanying financial statements do not include a provision for income taxes since the taxable income of the Partnership is included in the tax returns of the Partners.


NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership unit is computed by dividing 99% of net income (Limited Partners' share) by the weighted average Limited Partnership units outstanding during the period. The weighted average Limited Partnership units outstanding was 11,052 during the three month periods ended March 31, 1996 and 1995.


NOTE 3. TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

Colonial Properties Services, Inc., an affiliate of the Lowders, has actively managed the apartments since
September 29, 1993. The annual fee for the management of the property is 5% of the gross collected revenues of the property.




                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                         MARCH 31, 1996



LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is primarily produced by the rental of apartment units. During the first quarter the property's physical occupancy averaged 98.4% and it generated enough cash to meet the financial obligations of the Partnership and pay a cash distribution of $145,127 in the second quarter of 1996. The previous cash distribution was $156,291 making the total of cash distributions paid to Partners during 1996 amount to $301,418 or $27 per Limited Partnership unit of ownership.

Cash and equivalents increased to $226,510 at March 31, 1996 from $187,282 at December 31, 1995. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

RESULTS OF OPERATIONS

First quarter year-to-year rent revenues increased by $23,352 or approximately 6.4%. Average occupancy increased to a very respectable level. The average occupancy was 98.4% in the first quarter of 1996 as compared to 97.8% in the first quarter of 1995.
Year-to-year total revenues increased by $22,927 or approximately 6.1%.

While total revenues were growing, first quarter year-to-year total expenses increased by $26,361 or 10.8%. All major expense categories remained stable except for the repairs and maintenance category.
The repairs and maintenance items which contributed the most to the increase are mentioned below.
About $12,500 more new carpet and vinyl was replaced during the first quarter of 1996 as compared to the first quarter of 1995. Some of the new carpet was installed as part of a program to improve 15 units to market as deluxe units. The deluxe units will rent for $30 to $50 more per month than regular units.
The increase of approximately $5,000 in lawns and grounds maintenance was due to tree trimming and removal which occurs as needed. The other increases were for additional cleaning and interior painting and supplies which were necessary due to resident turnover and releasing of apartments.

The Partnership's budgeted capital expenditures in 1996 are for the refurbishment of the pool, resealing and striping of the parking lot, landscape upgrading, a perimeter fence, and other items. Most of the capital expenditures are intended to enhance the community's security, marketability and curb appeal and about 28% of these capital costs had been incurred as of the end of the first quarter.



PART II - OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS

			Inapplicable

	ITEM 2.	CHANGES IN SECURITIES

			Inapplicable

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

			Inapplicable

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
			SECURITY HOLDERS

			Inapplicable

	ITEM 5.	OTHER INFORMATION

			Inapplicable

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

			a. Exhibits

				Exhibit 27. Financial Data Schedule

			b. Reports on Form 8-K

				None were filed for the quarter
            	 	ended March 31, 1996




                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                              Registrant


May 14, 1996                  Thomas H. Lowder
Date                          Thomas H. Lowder
                              General Partner


May 14, 1996                  Douglas B. Nunnelley
Date                          Douglas B. Nunnelley
                              Principal Financial Officer