Form 10-Q
period 1996-06-30
RIVERCHASE INVESTORS I LTD
filed 1996-08-09
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of June 30, 1996: 11,052.


PART I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
                  JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Unaudited)

                                  June 1996        December 1995
                                 (Unaudited)         (Audited)
                               ______________      ______________
ASSETS
  Cash                             $  252,319          $  187,282
  Restricted cash                      34,406              34,420
  Accounts receivable                   1,789               7,176
  Prepaid expenses                      5,510              16,238
                                    _________           _________

     Total current assets             294,024             245,116

Property, plant and equipment:
  Land                              2,102,784           2,102,784
  Buildings                         6,511,825           6,517,075
  Furniture and fixtures              964,969             947,994
  Land improvements                    89,221              50,397
  Building improvements                 7,125                   0
  Equipment                            12,724              10,953
                                    _________           _________

                                    9,688,648           9,629,203
Less accumulated depreciation       2,439,554           2,352,469
                                    _________           _________

                                    7,249,094           7,276,734
Other assets:
  Deposits                              4,796               4,796
                                    _________           _________

     Total assets                  $7,547,913          $7,526,646
                                    =========           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                 $   11,837          $   21,606
  Other accrued liabilities            92,330               9,328
  Tenant deposits                      30,837              33,279
  Unearned rent                         5,427               5,182
  Due to affiliate                          0                  16
                                    _________           _________
     Total current liabilities        140,431              69,411

General partners' deficit             (20,704)            (20,206)
Limited partners' capital
  (11,052 units)                    7,428,186           7,477,441
                                    _________           _________
     Total partners' capital       $7,407,482          $7,457,235
                                    _________           _________
Total liabilities and
     partners' capital             $7,547,913          $7,526,646
                                    =========           =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED JUNE 30, 1996 AND 1995
                          (Unaudited)

                        Three months ended     Six months ended
                             June 30               June 30
                        ___________________   __________________
                          1996      1995        1996       1995
                         ______    ______      ______     ______
Revenues:
Rents                 $ 364,922  $ 354,530  $ 750,148  $ 716,404
Interest                  2,206      1,374      4,546      5,790
Other                     7,155     14,881     19,219     25,293
                        _______    _______    _______    _______

Total revenues          374,283    370,785    773,913    747,487

Expenses:
General and
 administrative          27,004     25,986     46,525     50,726
Salaries and wages       31,024     30,634     65,276     63,657
Taxes and licenses       43,413     35,159     86,826     78,647
Management fees          18,661     18,265     38,122     36,771
Repairs and maintenance  61,940     56,120    134,416     99,025
Utilities                28,436     28,621     55,743     56,156
Insurance                 4,128      5,707      8,254     10,860
Depreciation
    and amortization     43,814     42,148     87,085     84,266
                        _______    _______    _______    _______

    Total expenses      258,420    242,640    522,247    480,108
                        _______    _______    _______    _______

Net income            $ 115,863  $ 128,145  $ 251,665  $ 267,379
                        =======    =======    =======    =======
Net income per limited
  partnership unit    $   10.38  $   11.48  $   22.54  $   23.95
                        =======    =======    =======    =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                         (Unaudited)

                                  General       Limited
                                  Partners      Partners       Total
                                 __________    __________    __________
Six months ended June 30, 1995:

Balance at December 31, 1994   $   (18,598)  $ 7,636,289   $ 7,617,691

Net income                           2,674       264,705       267,379

Capital distributions               (3,349)     (351,560)     (334,909)
                                 _________     _________      _________

Balance at June 30, 1995       $   (19,273)  $ 7,569,434   $  7,550,161
                                 =========     =========      =========

Six months ended June 30, 1996:

Balance at December 31, 1995   $   (20,206)  $ 7,477,441   $  7,457,235

Net income                           2,517       249,149        251,665

Capital distributions               (3,014)     (298,404)      (301,418)
                                 _________     _________      _________

Balance at June 30, 1996       $   (20,704)  $  7,428,186  $  7,407,482
                                 =========     ==========     =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (Unaudited)

                                       1996               1995
                                     _________          _________
Operating activities:
  Net income                        $ 251,665          $ 267,379
                                      _______            _______


  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization      87,085             84,266
  Changes in operating assets
  and liabilities:
    Accounts receivable                 5,403               (822)
    Prepaid expenses                   10,728              5,723
    Accrued liabilities                83,002             78,547
    Accounts payable                   (9,769)            (4,650)
    Tenant security deposits           (2,442)               365
    Unearned rent                         245             (1,616)
                                      _______            _______
Net cash provided by
     operating activities             425,917            429,192
                                      _______            _______

Investing activities:
  Capital expenditures                (59,446)            (8,751)
                                      _______            _______
Net cash used in
     investing activities             (59,446)            (8,751)
                                      _______            _______
Financing activities:
  Distributions to partners          (301,418)          (334,909)
  Decrease in due to affiliate            (16)              (782)
                                      _______            _______
Net cash used in
     financing activities            (301,434)          (335,691)
                                      _______            _______
Increase in cash                       65,037             84,750
Cash, beginning of period             187,282            218,417
                                      _______            _______
Cash, end of period                 $ 252,319          $ 303,167
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED JUNE 30, 1996


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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Riverchase Investors I, Ltd. included in the 1995 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The General Partners believe that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The operating results for the quarter ended June 30, 1996 may not be indicative of the operating results for the entire year.

INCOME TAXES

The accompanying financial statements do not include a provision for income taxes since the taxable income of the Partnership is included in the tax returns of the Partners.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER ENDED JUNE 30, 1996


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership unit is computed by dividing 99% of net income (Limited Partners' share) by the weighted average Limited Partnership units outstanding during the period. The weighted average Limited Partnership units outstanding was 11,052 during the three and six month periods ended June 30, 1996 and 1995.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

Colonial Properties Services, Inc., an affiliate of the Lowders, has actively managed the apartments since
September 29, 1993. The annual fee for the management of the property is 5% of the gross collected revenues of the property.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                          JUNE 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is primarily produced by the rental of apartment units. During the second quarter the property's physical occupancy averaged 92.5% and it generated enough cash to meet the financial obligations of the Partnership and pay a cash distribution of $133,964 in the third quarter of 1996. The previous cash distributions were $301,418 making the total of cash distributions paid to Partners during 1996 amount to $435,382 or $39 per Limited Partnership unit of ownership.

Cash and equivalents increased to $252,319 at June 30, 1996 from $187,282 at December 31, 1995. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

RESULTS OF OPERATIONS

Second quarter year-to-year rent revenues were stable.
Average occupancy for the quarter decreased. The average occupancy was 92.5% in the second quarter of 1996 as compared to 96.4% in the second quarter of 1995. Year-to-year total revenues were higher primarily due to higher rent rates.

While total revenues were stable, second quarter year-to-year total expenses increased by approximately $16,000. Of this increase, about $8,500 was from an increase in property tax expense, $6,000 was related repairs and maintenance for new floor tile being installed, and $1,500 was related to an increase in insurance expense.

The Partnership's budgeted capital expenditures in 1996 were for the refurbishment of the pool, resealing and restriping of the parking lot, landscape upgrading, a perimeter fence, and other items. Approximately one-half of these capital expenses had been incurred as of the end of the quarter.

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

                           Inapplicable

         ITEM 5.  OTHER INFORMATION

                           Inapplicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           a. Exhibits

                              Exhibit 27. Financial Data Schedule

                           b. Reports on Form 8-K

                              None were filed for the quarter
                              ended June 30, 1996

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                              Registrant


August 9, 1996                Thomas H. Lowder
Date                          Thomas H. Lowder
                              General Partner


August 9, 1996                Douglas B. Nunnelley
Date                          Douglas B. Nunnelley
                              Principal Financial Officer