Form 10-Q
period 1996-09-30
RIVERCHASE INVESTORS I LTD
filed 1996-11-14
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of September 30, 1996: 11,052.


PART I. - FINANCIAL INFORMATION

                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                               September 1996      December 1995
                                 (Unaudited)         (Audited)
                               --------------      --------------
ASSETS
  Cash                             $  266,180          $  187,282
  Restricted cash                      34,406              34,420
  Accounts receivable                   2,485               7,176
  Prepaid expenses                     26,361              16,238
                                    ---------           ---------

     Total current assets             329,432             245,116

Property, plant and equipment:
  Land                              2,102,784           2,102,784
  Buildings                         6,511,825           6,517,075
  Furniture and fixtures              964,259             947,994
  Land improvements                    93,341              50,397
  Building improvements                13,710                   0
  Equipment                            16,472              10,953
                                    ---------           ---------

                                    9,707,392           9,629,203
Less accumulated depreciation       2,483,949           2,352,469
                                    ---------           ---------

                                    7,223,443           7,276,734
Other assets:
  Deposits                              4,796               4,796
                                    ---------           ---------

     Total assets                  $7,557,670          $7,526,646
                                    =========           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                 $   12,088          $   21,606
  Other accrued liabilities           130,071               9,328
  Tenant deposits                      27,181              33,279
  Unearned rent                         2,800               5,182
  Due to affiliate                          0                  16
                                    ---------           ---------
     Total current liabilities        172,140              69,411

General partners' deficit             (20,923)            (20,206)
Limited partners' capital
  (11,052 units)                    7,406,453           7,477,441
                                    ---------           ---------
     Total partners' capital       $7,385,530          $7,457,235
                                    ---------           ---------
Total liabilities and
     partners' capital             $7,557,670          $7,526,646
                                    =========           =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS
               ENDED SEPTEMBER 30, 1996 AND 1995
                          (Unaudited)

                        Three months ended      Nine months ended
                           September 30            September 30
                        ------------------      -----------------
                          1996      1995         1996       1995
                         ------    ------       ------     ------
Revenues:
Rents                 $ 343,450  $ 368,106  $ 1,093,598  $ 1,084,510
Interest                  2,438        906        6,984        6,677
Other                    13,172      9,012       32,391       34,324
                        -------    -------    ---------    ---------

Total revenues          359,060    378,024    1,132,973    1,125,511

Expenses:
General and
 administrative          17,825     20,747       64,350       71,199
Salaries and
 wages                   30,795     28,882       96,071       92,539
Taxes and licenses       34,707     40,235      121,533      118,882
Management fees          17,532     18,679       55,654       55,450
Repairs and maintenance  63,530     61,569      198,192      160,594
Utilities                32,382     29,973       88,125       86,129
Insurance                 5,637      5,307       13,891       16,441
Depreciation
    and amortization     44,395     43,329      131,480      127,595
                        -------    -------    ---------    --------

Total expenses          246,803    248,721      769,296      728,829
                        -------    -------    ---------    ---------

Net income            $ 112,257  $ 129,303  $   363,677  $   396,682
                        =======    =======    =========    =========
Net income per limited
partnership unit      $   10.06  $   11.58  $     32.58  $     35.53
                        =======    =======    =========    =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         (Unaudited)

                                  General       Limited
                                  Partners      Partners       Total
                                 ----------    ----------    ----------
Nine months ended September 30, 1995:

Balance at December 31, 1994   $   (18,598)  $ 7,636,289   $ 7,617,691

Net income                           3,967       392,715       396,682

Capital distributions               (5,247)     (519,444)     (524,691)
                                 ---------     ---------      ---------

Balance at September 30, 1995  $   (19,878)  $ 7,509,560   $  7,489,682
                                 =========     =========      =========

Nine months ended September 30, 1996:

Balance at December 31, 1995   $   (20,206)  $ 7,477,441   $  7,457,235

Net income                           3,637       360,040        363,677

Capital distributions               (4,354)     (431,028)      (435,382)
                                 ---------     ---------      ---------

Balance at September 30, 1996  $   (20,923)  $  7,406,453  $  7,385,530
                                 =========     ==========     =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)

                                       1996               1995
                                     ---------          ---------
Operating activities:
  Net income                        $ 363,677          $ 396,682
                                      -------            -------


  Adjustments  to  reconcile  net
  income  to net  cash  provided
  by  operating activities:
    Depreciation and amortization     131,480            127,595
  Changes in operating assets
  and liabilities:
    Accounts receivable                 4,705             (6,636)
    Prepaid expenses                  (10,123)             9,510
    Accrued liabilities               120,743            126,643
    Accounts payable                   (9,518)               541
    Tenant security deposits           (6,098)             8,115
    Unearned rent                      (2,382)            (4,787)
    Restricted cash                         0             (5,550)
                                      -------            -------
Net cash provided by
     operating activities             592,484            652,113
                                      -------            -------

Investing activities:
  Capital expenditures                (78,188)           (10,800)
                                      -------            -------
Net cash used in
     investing activities             (78,188)           (10,800)
                                      -------            -------
Financing activities:
  Distributions to partners          (435,382)          (524,691)
  Decrease in due to affiliate            (16)              (782)
                                      -------            -------
Net cash used in
     financing activities            (435,398)          (525,473)
                                      -------            -------

Increase in cash                       78,898            115,840
Cash, beginning of period             187,282            218,417
                                      -------            -------
Cash, end of period                 $ 266,180          $ 334,257
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
             FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the financial statements of Riverchase Investors I, Ltd. included in the 1995 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The General Partners believe that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included. The operating results for the quarter ended September 30, 1996 may not be indicative of the operating results for the entire year.

INCOME TAXES

The accompanying financial statements do not include a provision for income taxes since the taxable income of the Partnership is included in the tax returns of the Partners.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1996


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership unit is computed by dividing 99% of net income (Limited Partners' share) by the weighted average Limited Partnership units outstanding during the period. The weighted average Limited Partnership units outstanding was 11,052 during the three and nine month periods ended September 30, 1996 and 1995.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

Colonial Properties Services, Inc., an affiliate of the Lowders, has actively managed the apartments since September 29, 1993. The annual fee for the management of the property is 5% of the gross collected revenues of the property.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                       SEPTEMBER 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is primarily produced by the rental of apartment units. During the third quarter the property's physical occupancy averaged 88.3% and it generated enough cash to meet the financial obligations of the Partnership and pay a cash distribution of $122,800 in the fourth quarter of 1996. The previous cash distributions were $435,382 making the total of cash distributions paid to Partners during 1996 amount to $558,182 or $50 per Limited Partnership unit of ownership.

Cash and equivalents increased to $266,180 at September 30, 1996 from $187,282 at December 31, 1995. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

RESULTS OF OPERATIONS

Third quarter year-to-year average occupancy decreased, which resulted in the decrease in third quarter rent revenues. The average occupancy was 88.3% in the third quarter of 1996 as compared to 94.0% in the third quarter of 1995. However, year-to-date total rent revenues increased by approximately $9,088 or
 .8% due primarily to increased rental rates.

While year-to-date total revenues were stable, total expenses increased approximately $40,000. The majority of the increase in expenses, about $37,500, is related to repairs and maintenance expense. New carpet and floor tile accounted for approximately $24,500 or 65% of the increase in repairs and maintenance expense. Other items contributing to the variance were exterior building repairs and appliance repair and replacement.

The Partnership's budgeted capital expenditures in 1996 were for the refurbishment of the pool, resealing and restriping of the parking lot, landscape upgrading, a perimeter fence, and other items. Approximately two-thirds of these capital expenses had been incurred as of the end of the quarter.

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

                  Inapplicable

      ITEM 5.     OTHER INFORMATION

                  Inapplicable

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                        Exhibit 27. Financial Data Schedule

                  b. Reports on Form 8-K

                        None were filed for the quarter
                            ended September 30, 1996

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                                   Registrant


November 14, 1996             Thomas H. Lowder
Date                          Thomas H. Lowder
                                 General Partner


November 14, 1996             Douglas B. Nunnelley
Date                          Douglas B. Nunnelley
                              Principal Financial Officer