Form 10-K
period 1996-12-31
RIVERCHASE INVESTORS I LTD
filed 1997-03-31
CIK 764031

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the year ended                        December 31, 1996

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

Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of December 31, 1996: 11,052.



                       FORM 10-K ANNUAL REPORT
               TWELVE MONTHS ENDED DECEMBER 31, 1996
                     RIVERCHASE INVESTORS I, LTD.
                           TABLE OF CONTENTS

PART I

                           Item  1. Business . . . . . . . . . . . .
                           Item  2. Properties . . . . . . . . . . .
                           Item  3. Legal Proceedings. . . . . . . .
                           Item  4. Submission of Matters to
                                    a Vote of Security Holders . . .

PART II

                           Item  5. Market for Registrant's
                                    Common Equity and Related
                                    Stockholders Matters . . . . . .
                           Item  6. Selected Financial Data. . . . .
                           Item  7. Management's Discussion and
                                    Analysis of Financial Condition
                                    and Results of Operations. . . .
                           Item  8. Financial Statements and
                                    Supplementary Data . . . . . . .
                           Item  9. Changes in and disagreements with
                                    accountants on Accounting and
                                    Financial Disclosure . . . .
PART III

                           Item 10. Directors and Executive
                                    Officers of the Registrant . . .
                           Item 11. Executive Compensation . . . . .
                           Item 12. Security Ownership of Certain
                                    Beneficial Owners and
                                    Management . . . . . . . . . . .
                           Item 13. Certain Relationships and
                                    Related Transactions . . . . . .

PART IV

                           Item 14. Exhibits, Financial Statement
                                    Schedules and Reports on
                                    Form 8-K . . . . . . . . . . . .

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .


                           PART I

ITEM 1.           BUSINESS

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

         The General Partners of the Partnership are John H. McClintock, Jr. ("McClintock"), James H. Pugh, Jr. ("Pugh"), Thomas H. Lowder, James K. Lowder, and Robert E. Lowder (the "Lowders") and Battery Park Capital Corp., a New York corporation ("Battery Park") (collectively, the "General Partners").

         The land and buildings owned by the Partnership were acquired and constructed with the proceeds from partner contributions. Therefore, the Property is entirely unleveraged. Riverchase Investors I, LTD. produces revenues from the rental of apartment units. The Property operations generate cash flow which is distributed to the partners on quarterly basis. Between quarterly distributions, the excess cash is invested in an insured interest bearing account or in certificates of deposit.

         Reference is made to the Prospectus of Registrant (the "Prospectus"), dated May 30, 1985, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with Registrant's Registration Statement on Form S-11 (File No. 2-96052) (the "Registration Statement"). Portions of the Prospectus are incorporated herein by reference, as specifically referred to in the following sections of this document.

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

         For additional information on the business of the Partnership, see the information set forth in "INVESTMENT OBJECTIVE AND POLICIES" at pages 32 through 36 and "ACQUISITION OF REAL PROPERTY" and "THE PROJECT" at pages 41 through 43 of the Prospectus, which is incorporated herein by reference.

         See also Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.           PROPERTIES

         The Partnership owns the land described below, upon which the Property was constructed:

         LOCATION                   DESCRIPTION OF PROPERTY

         Temple Terrance              Approximately 37 acres of
         Hillsborough County          land upon which 248 units
         Florida                      of two-story garden type
                                      apartments are located in
                                      31 buildings, plus a clubhouse

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of this fiscal year covered by this report by the solicitation of proxies or otherwise.

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

         As of December 31, 1996, there were approximately 1225 holders of Units of Registrant, owning an aggregate of 11,052 Units.

The Partnership intends, to the extent possible, to make cash distributions on a quarterly basis from earnings from operations and earnings generated from investments in certificate of deposit of insured interest bearing accounts. See "PROFITS AND LOSSES AND CASH DISTRIBUTIONS" at page. 49 through 51 of the Prospectus, which is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

                                      Year ended December 31
                  ---------------------------------------------------------
                     1996        1995        1994         1993          1992
                  --------    ---------   ---------    ---------     ---------

Rental Revenue    1,433,043   1,454,909    1,431,176    1,325,567    1,219,937
Interest Income       9,385      11,520        8,317        7,872        9,250
Easement Fee              0           0            0            0            0
Other Income         45,913      45,498       45,328       48,377       66,697
Net Income          486,614     531,690      404,872      367,291      260,725
Net Income per
Limited Part-
nership Unit          43.59       47.63        36.27        32.90        23.35
Total Assets at
Period End        7,452,392   7,526,646    7,677,947    7,938,892    8,185,362
Partner's Capital
at Period End     7,385,913   7,457,235    7,617,691    7,882,635    8,129,345
Cash Distributions
per Limited Part-
nership Unit             50          62           60           55           52

The above selected financial data should be read in conjunction with the Financial Statements and notes thereto.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Substantially all of the liquid assets of the Partnership consist of cash produced from the rental of apartments. The cash flow from operations is distributed on a quarterly basis after deducting for the current liabilities and cash needs of the Partnership. The Property generated an adequate amount of cash in 1996 and 1995 to meet the cash needs of the enterprise. In addition, cash distributions totaling $557,936 and $692,146 were paid to partners during 1996 and 1995, respectively. See "Statements of Cash Flows".

         There are approximately $200,000 of capital improvements planned for the Property during 1997. These improvements are necessary to enhance the marketability of the property. The planned capital improvements include exterior painting, renovation of the pool area, driveway repair, landscaping, and refurbishing the rental center. All improvements and repairs will be financed out of current-year cash flow. The Property is unleveraged. Management has no plans at present or in the foreseeable future to mortgage the Property.

RESULTS OF OPERATIONS

         In 1996, Riverchase I Apartments was stable in rent revenue. Annual rent revenue decreased by $21,866 or 1.5% and increased $23,733 or 1.7% in 1996 and 1995, respectively. The annual average occupancy rate decreased year-to-year at 91.7% and 96.9% in 1996 and 1995, respectively. Therefore, most of the decline in rent revenue is a result of a lower occupancy rate. When compared with 1995, net income before depreciation decreased by $38,620 or 5.5%.

   Total expenses before depreciation increased by $15,034 or 1.9% in 1996 as compared to a decrease of $32,488 or 3.9% in 1995. The increase in year-to-year total expense before depreciation was made up of primarily two line items. First, repairs and maintenance increased by $30,133 because of extensive replacement of carpet, vinyl, and floor tiles. Second, the G & A expenses decreased by $13,175. The decrease in G & A expenses is attributable to lower tax adjuster's fees, lower legal fees, and the allocation of certain payroll and advertising costs to Riverchase III, a related entity.

         Colonial Properties Trust, an affiliate of Colonial Properties Services, Inc. is in the process of completing the third phase of Riverchase. While Riverchase Investors I, has no financial interest in phase III, the development of this phase will improve the overall marketability of the Riverchase community and enable it to lower on-site operating costs by spreading certain fixed expenses over a greater number of units.

INFLATION

         Inflation did not have a material impact on the Partnership during the past three fiscal years. In the future, the Partnership may experience the effects of inflation through increases in the costs of operating and maintaining an apartment property of this type.

         Any statement contained in this report which is not historical fact, or which might be otherwise considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward- looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions,the supply and demand for investable funds, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including this Annual Report Form 10K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this report:

         Report of Independent Accountants

         Financial Statements:

            Balance Sheets

            Statements of Income

            Statements of Partner's Capital

            Statements of cash Flows

            Notes to Financial Statements

         No financial statement schedules are required for Riverchase Investors I, LTD.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Riverchase Investors I, Ltd.

We have audited the balance sheets of Riverchase Investors I, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Riverchase Investors I, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable
assurance   about  whether  the  financial   statements  are  free  of  material
misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverchase Investors I, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Birmingham, Alabama                 /s/Coopers & Lybrand L.L.P.
February 5, 1997                       Coopers & Lybrand L.L.P.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                          BALANCE SHEETS
                   DECEMBER 31, 1996 and 1995


                                          1996                       1995
                                      ------------               -----------
                  ASSETS
Cash and equivalents                  $    124,242              $    187,282
Restricted Cash                             34,406                    34,420
Accounts receivable                         13,205                     7,176
Prepaid Expenses                            27,223                    16,238
                                      ------------               -----------
     Total current assets                  199,076                   245,116

Property, plant, and equipment:
         Land                            2,102,784                 2,102,784
         Buildings                       6,586,431                 6,517,075
         Furniture and fixtures            975,845                   947,994
         Land improvements                  95,951                    50,397
         Equipment                          16,717                    10,953
                                      ------------               -----------
                                         9,777,728                 9,629,203
         Less accumulated
               depreciation              2,529,208                 2,352,469
                                      ------------               -----------
               Net property, plant
                  and equipment          7,248,520                 7,276,734
                                      ------------               -----------
Other assets                                 4,796                     4,796
                                      ------------               -----------
         Total assets                 $  7,452,392               $ 7,526,646
                                      ============               ===========



                  LIABILITIES AND PARTNERS' CAPITAL
Accounts Payable               $      13,034             $    21,606
Other accrued liabilities              9,234                   9,328
Tenant deposits                       24,497                  33,279
Unearned rent                          4,991                   5,182
Due to affiliate                      14,723                      16
                                 -----------             -----------
         Total current liabilities    66,479                  69,411
                                 -----------             -----------
General partners' deficit            (20,919)                (20,206)
Limited partners' capital          7,406,832               7,477,441
(11,052 units)                   ___________             ___________
         Total partners' capital   7,385,913               7,457,235
                                 -----------             -----------
                                $  7,452,392             $ 7,526,646
                                 ===========             ===========

The accompanying notes are an integral part of these financial statements.


                            RIVERCHASE INVESTORS I, LTD.
                               (A LIMITED PARTNERSHIP)
                                STATEMENTS OF INCOME
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                                1996                1995               1994
                             -----------        -----------         ----------
Revenue:
     Rent                    $ 1,433,043        $ 1,454,909        $ 1,431,176
     Interest                      9,385             11,520              8,317
     Other                        45,913             45,498             45,328
                             -----------        ------------       -----------
                               1,488,341          1,511,927          1,484,821
                             -----------        ------------       -----------
Expenses:
   General and
     administrative               78,796             91,971             87,439
   Salaries and wages            119,576            122,967            142,299
   Taxes and licenses            155,184            151,537            161,837
   Management and
     leasing fees                 73,001             74,144             74,426
   Repairs and
     maintenance                 262,190            232,057            236,904
   Utilities                     116,287            116,704            111,554
   Insurance                      19,954             20,574             27,983
   Depreciation                  176,739            170,283            237,507
                             -----------        -----------        -----------
                               1,001,727            980,237          1,079,949
                             -----------        -----------        -----------
Net income                   $   486,614        $   531,690        $   404,872
                             ===========        ===========        ===========
Net income per limited
   partnership unit                43.59              47.63              36.27
                             ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994


                                                   General           Limited
                                   Total           Partner           Partner
                                ----------       -----------       -----------

Balance, Dec, 31, 1993          $ 7,882,635      $   (15,950)      $ 7,898,585
Distributions to
     partners                      (669,816)          (6,697)         (663,119)

Net income                          404,872            4,049           400,823
                                -----------      -----------       -----------
Balance, Dec. 31, 1994            7,617,691          (18,598)        7,636,289
Distributions to
     partners                      (692,146)          (6,925)         (685,221)
Net income                          531,690            5,317           526,373
                                -----------      -----------       -----------
Balance, Dec. 31, 1995            7,457,235          (20,206)        7,477,441
Distributions to
     partners                      (557,936)          (5,579)         (552,357)

Net income                          486,614            4,866           481,748
                                -----------      -----------       -----------
Balance, Dec. 31, 1996            7,385,913          (20,919)        7,406,832
                                ===========      ===========       ===========

The accompanying notes are an integral part of these financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                    1996             1995             1994
                                 -----------      -----------      -----------

Operating Activities:
Net income                       $   486,614      $   531,690      $   404,872
Adjustments to reconcile net
income to net cash provided
by operating activities:
     Depreciation                    176,739          170,283          237,507
     Changes in operating
     assets and liabilities:
         Restricted cash                  14           (7,451)           2,939
         Accounts Receivable          (6,029)          (6,076)              (6)
         Prepaid expenses            (10,985)          (6,728)           2,273
         Accounts payable             (8,572)           8,542            7,155
         Other accrued
           liabilities                   (94)            (885)            (487)
         Tenant deposits              (8,782)           6,370             (484)
         Unearned rent                  (191)          (4,106)           3,217
         Due to affiliate             14,707             (766)          (5,402)
                                 -----------      -----------      -----------
Net cash provided by
     operating activities            643,421          690,873          651,584
                                 -----------      -----------      -----------
Investing activities:
     Capital Expenditures           (148,525)         (29,862)          (4,749)
                                 -----------      -----------      -----------
Net cash used in                    (148,525)         (29,862)          (4,749)
     investing activities        -----------      -----------      -----------

Financing activities:
     Distribution to
     partners                      (557,936)         (692,146)        (669,816)
                                 -----------      -----------      -----------
Net cash used in
     financing activities           (557,936)        (692,146)        (669,816)
                                 -----------      -----------      -----------
Decrease in cash
and equivalents                      (63,040)         (31,135)         (22,981)

Cash and equivalents,
     beginning of year               187,282          218,417          241,398
                                 -----------      -----------      -----------
Cash and equivalents,
     end of year                 $   124,242      $   187,282      $   218,417
                                 ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                  NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Riverchase Investors I, Ltd. (the Partnership) is a limited partnership that is registered with the Security and Exchange Commission and organized under the laws of the State of Florida, pursuant to a Certificate and Agreement of Limited Partnership dated February 22, 1985, as amended and restated as of December 30, 1985. The Partnership owns and operates 248 apartment units in Temple Terrance, Florida. The Partnership leases the apartment units to individuals under short-term lease agreements.

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

Cash and Equivalents - The Partnership includes highly liquid marketable securities and debt instruments purchased with an original maturity of three months or less, if any, in cash and equivalents.

Revenue Recognition - Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases.

Income Taxes - No provision for income tax is recorded on the Partnership's books as earnings and income tax credits are distributed to the individual partners.

Net Income Per Limited Partnership Unit - net income per limited partnership unit is computed by dividing 99% of the net income (limited partners' share) by the weighted average limited partnership units outstanding (11,052) during each period.

Use of Estimates - the preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.       RESTRICTED CASH

Restricted cash as of December 31, 1996 and 1995, consists of tenant deposits in the amount of $34,406 and $34,420, respectively.

3.       RELATED PARTY TRANSACTIONS

The general partners of the Partnership are John H. McClintock; James H. Pugh, Jr.; Thomas H. Lowder, James K. Lowder, Robert E. Lowder (the "Lowders"); and Battery Park Corp., a New York corporation.

The Partnership has entered into contracts with affiliates of the Lowders to manage the property for an annual fee of 5% of the gross collected revenues of the property. The Partnership paid management fees of approximately $73,000, $74,000, and $74,000 to Colonial Properties Services, Inc. (CPSI) in 1996, 1995, and 1994, respectively.

Due to affiliate at December 31, 1996 and 1995 consists of an amount payable to CPSI of $14,723 and $16, respectively, for amounts paid by CPSI on behalf of the Partnership. The balance at December 31, 1996 of $14,723 is due in January 1997.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURES

                           None

                PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF
                           REGISTRANT

           John H. McClintock, Jr., James H. Pugh, Jr., Thomas H.
Lowder, Robert E. Lowder, James K. Lowder and Battery Park
Capital Corp., a New York Corporation, are the General
Partners of the Partnership. Management of the Partnership business is conducted by General Partners as indicated in
Section 13 of the Amended and Restated Certificate and
Agreement of the Limited Partnership set forth on pages 7 through 14 of Exhibit A to the Propspectus, Which is incorporated herein by reference.

         Information with respect to the General Partners is contained in the following paragraphs:

         Mr. John H. McClintock, Jr., General Partner

         John H. McClintock, Jr., 63. For more than five years, Mr. McClintock was Director and Chairman of the Board of Epoch Properties, Inc., a Florida-based real estate development organization founded in 1970. He is currently Chairman of the Board of Contravest, Inc., a real estate development firm in Orlando, Florida. He holds a Bachelor of Arts degree in Economics from Rice University.

         Mr. James H. Pugh, Jr., General Partner

         James H. Pugh, Jr., 59.  For more than five years,
Mr. Pugh has been a Director of both Epoch Properties, Inc.
and Epoch Management, Inc., and President of Epoch
Properties, Inc. In addition, he is a Director of substantially all affiliates of Epoch Properties, Inc.
He holds a Bachelor of Science degree in Building
Construction from The University of Florida.

         Battery Park Capital Corp. ("Battery Park") was incorporated in the state of New York in 1978 for the purpose of engaging in the securities business. It is now engaged in the real estate business and is no longer in the securities business. The officers of Battery Park are:

         William J. Montgoris, 50, Director, President, and Treasurer. Mr. Montgoris has been associated with Bear, Stearns, & Co., an affiliate of Battery Park, since 1979 and is currently Senior Managing Director and Chief Operating Officer of Bear, Stearns, & Co. He is also a member of the firm's Operations and Management Committees. He became a general partner of Bear, Stearns, & Co., in 1985. Prior to joining Bear, Stearns & Co., he was Chief Financial Officer at Blyth Eastman Dillion, which he joined in 1975, following eight years as audit manager at Coopers & Lybrand. He holds a Bachelor of Business Administration degree in Accounting from St. John's University.

         Kenneth L. Edlow, 55, Director. Mr. Edlow is a Senior Managing Director in the Administration Department and is the Secretary of Bear Stearns & Co. He became General Partner of Bear Stearns & Co. in 1977. He is Secretary of The Bear Stearns Companies, Inc and is also Secretary of the Board of Directors. He holds a Bachelor of Science degree from the University of Pennsylvania.

         The Lowders

         Thomas H. Lowder, 47, General Partner. Thomas H. Lowder is President and Chief Executive Officer of Colonial Properties Trust (Colonial) and Colonial Properties Holding Company (CPHC), a Trustee of Colonial Properties Trust and a Director of CPHC and Colonial Properties Services, Inc. Mr. Lowder became President of Colonial in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for Colonial. He serves on the Board of Directors for Operation New Birmingham, Discovery 2000, American Red Cross-Birmingham Area Chapter and the United Way of Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science degree.

         James K. Lowder, 47, General Partner. James K. Lowder is a Trustee of Colonial Properties Trust and Director of CPHC and Colonial Properties Services, Inc. Mr. Lowder is currently Chairman of the Board of The Colonial Company, Chairman of the Board of Lowder New Homes and Lowder Realty. Mr. Lowder is also currently a member of the Alabama Home Builders Association of Alabama and the Greater Montgomery Home Builders Association. He graduated with high honors from Auburn University with a Bachelor of Science degree.

         Robert E. Lowder, 54, General Partner. Robert E. Lowder is Chairman of the Board, Chief Executive Officer and President of the Colonial BancGroup, Inc., a multi-bank holding company based in Montgomery, Alabama. Colonial BancGroup, with assets of $6 billion, currently operates 163 offices in Alabama, Florida, Georgia, and southern Tennessee. Mr. Lowder is also Chairman of the Board of Colonial Broadcasting Company which operates four radio stations in Montgomery and one radio station in Chattanooga, Tennessee. He graduated from Auburn University College of Business with high honors in 1964. During his collegiate career he was awarded the Delta Sigma Pi Scholastic Key as the outstanding graduating senior in the School of Business; he was honored as the 1964 Outstanding Student in Finance by the Alabama Bankers Association.

ITEM 11.          EXECUTIVE COMPENSATION

During the year ended December 31, 1996, no General Partner received cash compensation from the Partnership exceeding $60,000, except as set forth herein. The General Partners earn no direct compensation for acting as General Partners.

No General Partner or affiliate of any General Partner was indebted to the Partnership in an amount exceeding $60,000 at any time during the year ended December 31, 1996.

During the operation and liquidation stages of the Partnership, the General Partners and their affiliates will receive various fees and distributions.
Colonial Properties Services, Inc., an affiliate of the Lowders, provides property management services as agents for the Registrant. For additional information on possible remuneration, reference is made to the information set forth in "COMPENSATION AND FEES" contained at pages 15 through 19 of the Prospectus, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

                  Not Applicable

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

                PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.

         (a)   1. Financial Statements - See Index to
                           Financial Statements in Item 8 of this
                           Form 10-K.

               2. Financial Statements Schedules - None
                           required.

               3. Exhibits Index.

                  (3) Form of Agreement and Certificate of Limited Partnership of Riverchase Investors, I Ltd., as amended and restated as of December 30, 1985, incorporated herein by reference to Exhibit A to the Prospectus dated May 30, 1985 contained in Amendment No. 4 to Registrant's Form S-11 Registration Statement (File No.
                           2-96052).

         (10)     (a)     Form of Management Agreement between
Riverchase Investors I, Ltd., Colonial Properties, Inc., and Epoch Management, Inc. for property management services, incorporated herein by reference to Exhibit
10a to Amendment No. 2 to Registrant's Form S-11
Registration Statement (File No. 2-96052).

         (10)     (e)     Form of Construction Contract between
Riverchase Investors I, Ltd., and Epoch Properties, Inc., as a general contractor, incorporated herein by reference to Exhibit 10e to Amendment No. 2 of the Registrant's
Form S-11 Registration Statement (File No. 2-96052).

         (10)     (f)     Form of Construction Monitoring
Agreement between Riverchase Investors I, Ltd., Colonial
Mortgage Company, and Lowder Construction Company, Inc.
for supervisory services during construction, incorporated herein by reference to Exhibit 10f to Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No.
2-96052).

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




                             RIVERCHASE INVESTORS I, LTD.
                             Registrant


                             /s/ Thomas H. Lowder
                                 ----------------
                                 Thomas H. Lowder
                                 General Partner




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.

GENERAL PARTNERS:


By:         /s/ John H. McClintock, Jr.       March 28, 1997
                -----------------------       --------------
                John H. McClintock, Jr.



By:         /s/ James H. Pugh, Jr.            March 28, 1997
                ------------------            --------------
                James H. Pugh, Jr.



By:         /s/ Thomas H. Lowder              March 28, 1997
                ----------------              --------------
                Thomas H. Lowder



By:         /s/ James K. Lowder               March 28, 1997
                ---------------               --------------
                James K. Lowder



By:         /s/ Robert E. Lowder              March 28, 1997
                ----------------              --------------
                Robert E. Lowder


BATTERY PARK CAPITAL CORP.


By:         /s/ William J. Mortgoris          March 28, 1997
                --------------------          --------------
                William J. Mortgoris
                President and Treasurer
                Director



By:         /s/ Kenneth L. Edlow              March 28, 1997
                ----------------              --------------
                Kenneth L. Edlow
                Director

PRINCIPAL FINANCIAL OFFICERS:


By:         /s/ Douglas B. Nunnelley          March 28, 1997
                --------------------          --------------
                Douglas B. Nunnelley
                Senior Vice President and
                Chief Financial Officer
               (Principal Financial Officer)


By:         /s/ Kenneth E. Howell             March 28, 1997
                -----------------             --------------
                Kenneth E. Howell
                Vice President and Controller
               (Principal Accounting Officer)