Form 10-Q
period 1997-03-31
RIVERCHASE INVESTORS I LTD
filed 1997-05-15
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1997

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of March 31, 1997: 11,052.


PART I. - FINANCIAL INFORMATION

                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                      March 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                March 31, 1997        December 1996
                                 (Unaudited)         (Audited)
                               --------------      --------------
ASSETS
  Cash                             $  236,258          $  124,242
  Restricted cash                      34,406              34,406
  Accounts receivable                   1,282              13,205
  Prepaid expenses                     20,795              27,223
                                    ---------           ---------

     Total current assets             292,741             199,076

Property, plant and equipment:
  Land                              2,102,784           2,102,784
  Buildings                         6,588,513           6,586,431
  Furniture and fixtures              977,432             975,845
  Land improvements                    96,501
95,951
  Equipment                            16,717              16,717
                                    ---------           ---------

                                    9,781,947           9,777,728
Less accumulated depreciation       2,575,440           2,529,208
                                    ---------           ---------

                                    7,206,507           7,248,520
Other assets:
  Deposits                              4,796               4,796
                                    ---------           ---------

     Total assets                  $7,504,044          $7,452,392
                                    =========           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                 $   10,678          $   13,034
  Other accrued liabilities            48,580               9,234
  Tenant deposits                      27,752              24,497
  Unearned rent                         5,801               4,991
  Due to affiliate                          0              14,723
                                    ---------           ---------
     Total current liabilities         92,811              66,479

General partners' deficit             (20,666)            (20,919)
Limited partners' capital
  (11,052 units)                    7,431,899           7,406,832
                                    ---------           ---------
     Total partners' capital       $7,411,233          $7,385,913
                                    ---------           ---------
Total liabilities and
     partners' capital             $7,504,044          $7,452,392
                                    =========           =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                    MARCH 31, 1997 AND 1996
                          (Unaudited)

                              Three months ended
                                   March 31
                           ----------------------------
                            1997            1996
                           ------          ------
Revenues:
Rents                    $ 339,481       $ 385,226
Interest                     1,544           2,340
Other                       16,334          12,063
                           -------         -------

Total revenues             357,359         399,629

Expenses:
General and
 administrative             18,639          19,521
Salaries and wages          23,220          34,252
Taxes and licenses          43,118          43,413
Management fees             17,802          19,461
Repairs and maintenance     60,139          72,476
Utilities                   27,082          27,307
Insurance                    6,498           4,127
Depreciation
    and amortization        46,232          43,271
                           -------         -------

Total expenses             242,730         263,828
                           -------         -------

Net income               $ 114,629       $ 135,801
                           =======         =======
Net income per limited
partnership unit         $   10.37       $   12.29
                           =======         =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
      FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         (Unaudited)

                                  General       Limited
                                  Partners      Partners       Total
                                 ----------    ----------    ----------
Three months ended March 31, 1996:

Balance at December 31, 1995   $   (20,206)  $ 7,477,441   $ 7,457,235

Net income                           1,358       134,443       135,801


Capital distributions               (1,563)     (154,728)     (156,291)
                                 ---------     ---------      ---------

Balance at March 31, 1996      $   (20,411)  $ 7,457,156   $  7,436,745
                                 =========     =========      =========

Three months ended March 31, 1997:

Balance at December 31, 1996   $   (20,919)  $ 7,406,832   $  7,385,913

Net income                           1,146       113,483        114,629

Capital distributions               (  893)     ( 88,416)      ( 89,309)
                                 ---------     ---------      ---------

Balance at March 31, 1997      $   (20,666)  $ 7,431,899   $  7,411,233
                                 =========     ==========     =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (Unaudited)

                                       1997               1996
                                     ---------          ---------
Operating activities:
  Net income                        $ 114,629          $ 135,801
                                      -------            -------


  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization      46,232             43,271
  Changes in operating assets
  and liabilities:
    Accounts receivable                11,923              5,444
    Prepaid expenses                    6,428              5,308
    Accrued liabilities                39,346             42,119
    Accounts payable                   (2,356)            (4,769)
    Tenant security deposits            3,255               (316)
    Unearned rent                         810               (375)
    Due to affiliate                  (14,723)               (16)
                                      -------            -------
Net cash provided by
     operating activities             205,544            226,467
                                      -------            -------

Investing activities:
  Capital expenditures                ( 4,219)           (30,648)
                                      -------            -------
Net cash used in
  investing activities                ( 4,219)           (30,648)
                                      -------            -------
Financing activities:
  Distributions to partners           (89,309)          (156,291)
                                      -------            -------
Net cash used in
   financing activities               (89,309)          (156,291)
                                      -------            -------

Increase in cash                      112,016             39,528
Cash, beginning of period             124,242            187,282
                                      -------            -------
Cash, end of period                 $ 236,258          $ 226,810
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
              FOR THE QUARTER ENDED MARCH 31, 1997


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

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                          MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is generated from the rental of apartment units. During the first quarter the property's physical occupancy rate averaged 90.7% and it generated sufficient cash to meet the financial obligations of the Partnership and pay a cash distribution of $167,455 in the second quarter of 1997. The total of cash distributions paid to Partners in the first and second quarters of 1997 amounts to $256,764 or $23 per Limited Partnership unit of ownership.

Cash and equivalents increased to $236,258 at March 31, 1997 from $124,242 at December 31, 1996. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

The Partnership's budgeted capital expenditures in 1997 is approximately $200,000. These capital improvements are for the exterior painting, renovation of the pool area, driveway repairs, landscaping, and refurbishing the rental center. Less than five percent of these capital expenses had been made as of the end of the quarter.

RESULTS OF OPERATIONS

The occupancy rate decreased by approximately 7.7% for the first quarter of 1997 when compared to the first quarter of 1996, which resulted in the decrease in first quarter rent revenues. The average occupancy rate was 90.7% in the first quarter of 1997 as compared to 98.4% in the first quarter of 1996. As a result, year-to-date total rent revenues decreased by approximately $45,750 or 11.9% due primarily to decreased occupancy rates.

While first quarter 1997 revenues decreased compared to first quarter 1996 revenues, total expenses decreased approximately $20,000. The majority of the decrease in expenses, approximately $12,300, was related to repairs and maintenance expense, while salaries and wages decreased about $11,000. The decrease in salaries and wages was the result of a reduction in the maintenance staff.

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

                  Inapplicable

      ITEM 5.     OTHER INFORMATION

                  Inapplicable

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                        Exhibit 27. Financial Data Schedule

                  b. Reports on Form 8-K

                        None were filed for the quarter
                              ended March 31, 1997

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                                   Registrant


May 14, 1997                  /s/ Thomas H. Lowder
Date                          Thomas H. Lowder
                                 General Partner


May 14, 1997                  /s/ Howard B. Nelson, Jr.
Date                          Howard B. Nelson, Jr.
                              Principal Financial Officer