Form 10-K
period 1996-12-31
RIVERCHASE INVESTORS I LTD
filed 1997-06-27
CIK 764031

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


ITEM 6.           SELECTED FINANCIAL DATA

                               Year ended December 31
                  ---------------------------------------------------------
                    1996        1995        1994        1993        1992
                  ---------   ---------   ---------   ---------   ---------

Rental Revenue    1,433,043   1,454,909   1,431,176   1,325,567   1,219,937
Interest Income       9,385      11,520       8,317       7,872       9,250
Easement Fee              0           0           0           0           0
Other Income         45,913      45,498      45,328      48,377      66,697
Net Income          486,614     531,690     404,872     367,291     260,725
Net Income per
Limited Part-
nership Unit          43.59       47.63       36.27       32.90       23.35
Total Assets at
Period End        7,452,392   7,526,646   7,677,947   7,938,892   8,185,362
Partner's Capital
at Period End     7,385,913   7,457,235   7,617,691   7,882,635   8,129,345
Cash Distributions
per Limited Part-
nership Unit             50          62          60          55          52

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

RESULTS OF OPERATIONS

      In 1996, Riverchase I Apartments was stable in rent revenue. Annual rent revenue decreased by $21,866 or 1.5% and increased $23,733 or 1.7% in 1996 and 1995, respectively. The annual average occupancy rate decreased year-to-year at 91.7% and 96.9% in 1996 and 1995, respectively. Therefore, most of the decline in rent revenue is a result a of lower occupancy rate. When compared with 1995, net income before depreciation decreased by $38,620 or 5.5%.

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

      Any statement contained in this report which is not historical fact, or which might be otherwise considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward- looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, the supply and demand for investable funds, interest rates, increased competition, changes in governmental and local economic conditions generally, as well as other risks completely described in the Company's filings with the Securities and Exchange Commission, including this Annual Report Form 10K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

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

We conducted our audit in accordance with Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used as well as significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

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

Birmingham, Alabama           /s/Coopers & Lybrand L.L.P.
February 5, 1997               Coopers & Lybrand L.L.P.


                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 and 1995


                                  1996                    1995
                              ------------            -----------
            ASSETS
Cash and equivalents          $    124,242            $   187,282
Restricted Cash                     34,406                 34,420
Accounts receivable                 13,205                  7,176
Prepaid Expenses                    27,223                 16,238
                              ------------            -----------
      Total current assets         199,076                245,116

Property, plant, and equipment:
      Land                       2,102,784              2,102,784
      Buildings                  6,586,431              6,517,075
      Furniture and fixtures       975,845                947,994
      Land improvements             95,951                 50,397
      Equipment                     16,717                 10,953
                              ------------            -----------
                                 9,777,728              9,629,203
      Less accumulated
            depreciation         2,529,208              2,352,469
                              ------------            -----------
            Net property, plant
            and equipment        7,248,520              7,276,734
                              ------------            -----------
Other assets                         4,796                  4,796
                              ------------            -----------
      Total assets            $  7,452,392            $ 7,526,646
                              ============            ===========



            LIABILITIES AND PARTNERS' CAPITAL
Accounts Payable              $     13,034            $     21,606
Other accrued liabilities            9,234                   9,328
Tenant deposits                     24,497                  33,279
Unearned rent                        4,991                   5,182
Due to affiliate                    14,723                      16
                              ------------            ------------
      Total current liabilities     66,479                  69,411
                              ------------            ------------
General partners' deficit          (20,919)                (20,206)
Limited partners' capital        7,406,832               7,477,441
(11,052 units)                ____________            ____________
      Total partners' capital    7,385,913               7,457,235
                              ------------            ------------
                              $  7,452,392            $  7,526,646
                              ============            ============

The accompanying notes are an integral part of these financial statements.


                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                     1996              1995              1994
                  ----------        ----------        ----------
Revenue:
     Rent         $ 1,433,043       $ 1,454,909       $ 1,431,176
     Interest           9,385            11,520             8,317
     Other             45,913            45,498            45,238
                  -----------       -----------       -----------
                    1,488,341         1,511,927         1,484,821
                  -----------       -----------       -----------
Expenses:
   General and
     administrative    78,796            91,971            87,439
   Salaries and wages 119,576           122,967           142,299
   Taxes and licenses 155,184           151,537           161,837
   Management and
     leasing fees      73,001            74,144            74,426
   Repairs and
     maintenance      262,190           232,057           236,904
   Utilities          116,287           116,704           111,554
   Insurance           19,954            20,574            27,983
   Depreciation       176,739           170,283           237,507
                  -----------       -----------       -----------
                    1,001,727           980,237         1,079,949
                  -----------       -----------       -----------
Net income        $   486,614       $   531,690      $    404,872
                  ===========       ===========       ===========
Net income per limited
   partnership unit     43.59             47.63             36.27
                  ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.


                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994


                                          General           Limited
            Total             Partner           Partner
                        -----------       -----------       -----------

Balance, Dec, 31, 1993  $ 7,882,635       $   (15,950)      $ 7,898,585
Distributions to
     partners              (669,816)           (6,697)         (663,119)

Net income                  404,872             4,049           400,823
                        -----------       -----------       -----------
Balance, Dec. 31, 1994    7,617,691           (18,598)        7,636,289
Distributions to
     partners              (692,146)           (6,925)         (685,221)

Net income                  531,690             5,317           526,373
                        -----------       -----------       -----------
Balance, Dec. 31, 1995    7,457,235           (20,206)        7,477,441
Distributions to
     partners              (557,936)           (5,579)         (552,357)

Net income                  486,614             4,866           481,748
                        -----------       -----------       -----------
Balance, Dec. 31, 1996    7,385,913           (20,919)        7,406,832
                        ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                           1996              1995              1994
                        -----------       -----------       -----------

Operating Activities:
Net income              $ 486,614         $ 531,690         $ 404,872
Adjustments to reconcile net
income to net cash provided
by operating activities:
     Depreciation         176,739           170,283           237,507
     Changes in operating
     assets and liabilities:
      Restricted cash          14            (7,451)            2,939
      Accounts Receivable  (6,029)           (6,076)               (6)
      Prepaid expenses    (10,985)           (6,728)            2,273
      Accounts payable     (8,572)            8,542             7,155
      Other accrued
        liabilities           (94)             (885)             (487)
      Tenant deposits      (8,782)            6,370              (484)
      Unearned rent          (191)           (4,106)            3,217
      Due to affiliate     14,707              (766)           (5,402)
                        -----------       -----------       -----------
Net cash provided by
     operating activities 643,421           690,873           651,584
                        -----------       -----------       -----------
Investing activities:
     Capital Expenditures(148,525)          (29,862)           (4,749)
                        -----------       -----------       -----------
Net cash used in         (148,525)          (29,862)           (4,749)
    investing activities___________       ___________       ___________

Financing activities:
     Distribution to
      partners           (557,936)         (692,146)         (669,816)
                        -----------       -----------       -----------
Net cash used in
     financing activities(557,936)         (692,146)         (669,816)
                        -----------       -----------       -----------
Decrease in cash
and equivalents           (63,040)          (31,135)          (22,981)

Cash and equivalents,
     beginning of year    187,282           218,417           241,398
                        -----------       -----------       -----------
Cash and equivalents,
     end of year        $  124,242     $   187,282           $218,417
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

Cash and Equivalents - The Partnership includes highly liquid marketable securities and debt instruments purchased with a original maturity of three months or less, if any, in cash and equivalents.

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

      William J. Montgoris, 49, Director, President, and Treasurer. Mr. Montgoris has been associated with Bear, Stearns, & Co., an affiliate of Battery Park, since 1979 and is currently Senior Managing Director and Chief Financial Officer of Bear, Stearns, & Co. He is also in charge of the Data Processing Division and is a member of the firm's Operations and Management Committees. He became a general partner of Bear, Stearns, & Co., in 1985. Prior to joining Bear, Stearns & Co., he was Chief Financial Officer at Blyth Eastman Dillion, which he joined in 1975, following eight years as audit manager at Coopers & Lybrand. He holds a Bachelor of Business Administration degree in accounting from St. John's University.

     Kenneth L. Edlow, 56, Director. Mr. Edlow has been a general partner or Managing Director of Bear, Stearns & Co., for more than fifteen years and a general partner of Bear, Stearns & Co. since its organization in 1984. He is Secretary of the Board of Directors and of the Company. He holds a Bachelor of Science degree from the University of Pennsylvania.

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

GENERAL PARTNERS:


By:         /s/ John H. McClintock, Jr.   March 28, 1997
            John H. McClintock, Jr.



By:         /s/ James H. Pugh, Jr.        March 28, 1997
            James H. Pugh, Jr.



By:         /s/ Thomas H. Lowder           March 28, 1997
            Thomas H. Lowder



By:         /s/ James K. Lowder            March 28, 1997
            James K. Lowder



By:         /s/ Robert E. Lowder           March 28, 1997
            Robert E. Lowder


BATTERY PARK CAPITAL CORP.


By:         /s/ William J. Mortgoris       March 28, 1997
            William J. Mortgoris
            President and Treasurer
            Director



By:         /s/ Kenneth L. Edlow           March 28, 1997
            Kenneth L. Edlow
            Director

PRINCIPAL FINANCIAL OFFICERS:


By:         /s/ Douglas B. Nunnelley       March 28, 1997
            Douglas B. Nunnelley
            Senior Vice President and
            Chief Financial Officer
            (Principal Financial Officer)


By:         /s/ Kenneth E. Howell          March 28, 1997
            Kenneth E. Howell
            Vice President and Controller
            (Principal Accounting Officer)