Form 10-Q
period 1997-06-30
RIVERCHASE INVESTORS I LTD
filed 1997-08-14
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1997

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of August 5, 1997: 11,052.


PART I. - FINANCIAL INFORMATION

                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                June 30, 1997     December 31,1996
                                 (Unaudited)         (Audited)
                               --------------      --------------
ASSETS
  Cash                             $  267,082          $  124,242
  Restricted cash                      34,406              34,406
  Accounts receivable                   2,789              13,205
  Prepaid expenses                     13,371              27,223
                                    ---------           ---------

     Total current assets             317,648             199,076

Property, plant and equipment:
  Land                              2,102,784           2,102,784
  Buildings                         6,595,167           6,586,431
  Furniture and fixtures              986,250             975,845
  Land improvements                   101,596              95,951
  Building improvements                     0                   0
  Equipment                            21,384              16,717
                                    ---------           ---------

                                    9,807,181           9,777,728
Less accumulated depreciation       2,621,905           2,529,208
                                    ---------           ---------

                                    7,185,276           7,248,520
Other assets:
  Deposits                              4,921               4,796
                                    ---------           ---------

     Total assets                  $7,507,845          $7,452,392
                                    =========           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                 $    6,511          $   13,034
  Other accrued liabilities            90,133               9,234
  Tenant deposits                      29,030              24,497
  Unearned rent                         7,047               4,991
  Due to affiliate                      7,881              14,723
                                    ---------           ---------
     Total current liabilities        140,602              66,479

General partners' deficit             (21,096)            (20,919)
Limited partners' capital
  (11,052 units)                    7,389,339           7,406,832
                                    ---------           ---------
     Total partners' capital        7,368,243           7,385,913
                                    ---------           ---------
Total liabilities and
     partners' capital             $7,508,845          $7,452,392
                                    =========           =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED JUNE 30, 1997 AND 1996
                          (Unaudited)

                        Three months ended     Six months ended
                             June 30               June 30
                        -------------------   ------------------
                          1997      1996        1997       1996
                         ------    ------      ------     ------
Revenues:
Rents                 $ 341,669  $ 364,922  $ 681,150  $ 750,148
Interest                  2,250      2,206      3,794      4,546
Other                    14,427      7,155     30,761     19,219
                        -------    -------    -------    -------

Total revenues          358,346    374,283    715,705    773,913

Expenses:
General and
 administrative          17,128     27,004     35,725     46,525
Salaries and wages       23,134     31,024     46,354     65,276
Taxes and licenses       42,858     43,413     85,716     86,826
Management fees          17,815     18,661     35,618     38,122
Repairs and maintenance  49,312     61,940    109,451    134,416
Utilities                30,973     28,436     58,055     55,743
Insurance                 6,498      4,128     12,996      8,254
Depreciation
    and amortization     46,465     43,814     92,696     87,085
                        -------    -------    -------    -------

    Total expenses      234,183    258,420    476,611    522,247
                        -------    -------    -------    -------

Net income            $ 124,163  $ 115,863  $ 239,094  $ 251,666
                        =======    =======    =======    =======
Net income per limited
  partnership unit    $   11.12  $   10.38  $   21.42  $   22.54
                        =======    =======    =======    =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                         (Unaudited)

                                  General       Limited
                                  Partners      Partners       Total
                                 ----------    ----------    ----------
Six months ended June 30, 1996:

Balance at December 31, 1995   $   (20,206)  $ 7,477,441   $ 7,457,235

Net income                           2,517       249,149       251,666

Capital distributions               (3,014)     (298,404)     (301,418)
                                 ---------     ---------      ---------

Balance at June 30, 1996       $   (20,703)  $ 7,428,186   $  7,407,483
                                 =========     =========      =========

Six months ended June 30, 1997:

Balance at December 31, 1996   $   (20,919)  $ 7,406,832   $  7,385,913

Net income                           2,391       236,703        239,094

Capital distributions               (2,568)     (254,196)      (256,764)
                                 ---------     ---------      ---------

Balance at June 30, 1997       $   (21,096)  $  7,389,339  $  7,368,243
                                 =========     ==========     =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)

                                       1997               1996
                                     ---------          ---------
Operating activities:
  Net income                        $ 239,094          $ 251,666
                                      -------            -------


  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization      92,696             87,085
  Changes in operating assets
  and liabilities:
    Accounts receivable                10,416              5,403
    Prepaid expenses                   13,852             10,728
    Accrued liabilities                80,899             83,001
    Accounts payable                   (6,523)            (9,769)
    Tenant security deposits            4,533             (2,442)
    Unearned rent                       2,056                245
    Deposits                             (125)               -0-
                                      -------            -------
Net cash provided by
     operating activities             436,898            425,917
                                      -------            -------

Investing activities:
  Capital expenditures                (30,452)           (59,446)
                                      -------            -------
Net cash used in
     investing activities             (30,452)           (59,446)
                                      -------            -------
Financing activities:
  Distributions to partners          (256,764)          (301,418)
  Decrease in due to affiliate         (6,842)               (16)
                                      -------            -------
Net cash used in
     financing activities            (263,606)          (301,434)
                                      -------            -------
Increase in cash                      142,840             65,037
Cash, beginning of period             124,242            187,282
                                      -------            -------
Cash, end of period                 $ 267,082          $ 252,319
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
                        FOR JUNE 30, 1997


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

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                          JUNE 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is generated from the rental of apartment units. During the second quarter of 1997 the property's physical occupancy averaged 91.3% and it generated sufficient cash to meet the financial obligations of the Partnership and pay a cash distribution of $111,636 in the third quarter of 1997. The total of cash distributions paid to Partners during 1997 amounts to $368,400 or $33 per Limited Partnership unit of ownership.

Cash and equivalents increased to $267,082 at June 30, 1997 from $124,242 at December 31, 1996. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

The Partnership's budgeted capital expenditures in 1997 is approximately $200,000. These capital improvements are for the exterior painting, renovation of the pool area, driveway repairs, landscaping, and refurbishing the rental center. Approximately twenty percent of these capital expenditures had been made as of the end of the quarter.

RESULTS OF OPERATIONS

The occupancy rate decreased by approximately 1.2% for the second quarter of 1997 when compared to the second quarter of 1996, which resulted in the decrease in second quarter rent revenues. The average occupancy rate was 91.3% in the second quarter of 1997 as compared to 92.5% in the second quarter of 1996. Total rent revenues decreased by approximately $70,000 or 9.3% for the second quarter of 1997 when compared to the second quarter of 1996.

While second quarter 1997 revenues decreased compared to second quarter 1996 revenues, total expenses decreased approximately $45,000. The majority of the decrease in expenses, approximately $23,000 was related to repairs and maintenance expense. While approximately $19,000 was related to salaries and wages. The decrease in salaries and wages was the result of a reduction in the maintenance staff.

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

                           Inapplicable

         ITEM 5.  OTHER INFORMATION

                           Inapplicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           a. Exhibits

                                    Exhibit 27. Financial Data Schedule

                             b. Reports on Form 8-K

                                    None were filed for the quarter
                                 ended June 30, 1997

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              RIVERCHASE INVESTORS I, LTD.
                                   Registrant


August 14, 1997               /s/ Thomas H. Lowder
Date                          Thomas H. Lowder
                                 General Partner


August 14, 1997               /s/ Howard B. Nelson
Date                          Howard B. Nelson
                              Principal Financial Officer