Form 10-Q
period 1997-09-30
RIVERCHASE INVESTORS I LTD
filed 1997-11-14
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of October 5, 1997: 11,052.


PART I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (Unaudited)

                            September 30, 1997     December 31,1996
                                 (Unaudited)         (Audited)
                               --------------      --------------
ASSETS
  Cash                             $  306,971          $  124,242
  Restricted cash                      26,433              34,406
  Accounts receivable                   2,999              13,205
  Prepaid expenses                      5,765              27,223
                                    ---------           ---------

     Total current assets             342,168             199,076

Property, plant and equipment:
  Land                              2,102,784           2,102,784
  Buildings                         6,610,328           6,586,431
  Furniture and fixtures            1,000,558             975,845
  Land improvements                   118,950              95,951
  Building improvements                     0                   0
  Equipment                            25,235              16,717
                                    ---------           ---------

                                    9,857,855           9,777,728
Less accumulated depreciation       2,669,586           2,529,208
                                    ---------           ---------

                                    7,188,269           7,248,520
Other assets:
  Deposits                              4,921               4,796
                                    ---------           ---------

     Total assets                  $7,535,358          $7,452,392
                                    =========           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                 $    9,078          $   13,034
  Other accrued liabilities           136,825               9,234
  Tenant deposits                      26,648              24,497
  Unearned rent                         6,864               4,991
  Due to affiliate                      5,020              14,723
                                    ---------           ---------
     Total current liabilities        184,435              66,479

General partners' deficit             (21,269)            (20,919)
Limited partners' capital
  (11,052 units)                    7,372,192           7,406,832
                                    ---------           ---------
     Total partners' capital        7,350,923           7,385,913
                                    ---------           ---------
Total liabilities and
     partners' capital             $7,535,358          $7,452,392
                                    =========           =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS
               ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)

                        Three months ended    Nine months ended
                          September 30           September 30
                        -------------------    ------------------
                          1997      1996        1997       1996
                         ------    ------      ------     ------
Revenues:
Rents                 $ 311,319  $ 343,450  $  992,468  $1,093,598
Interest                  3,380      2,438       7,174       6,984
Other                    22,943     13,172      53,705      32,391
                        -------    -------     -------     -------

Total revenues          337,642    359,060   1,053,347   1,132,973

Expenses:
General and
 administrative          20,530     17,825      56,255      64,350
Salaries and wages       25,091     30,795      71,445      96,071
Taxes and licenses       42,858     34,707     128,574     121,533
Management fees          16,542     17,532      52,160      55,654
Repairs and maintenance  51,901     63,530     161,352     198,192
Utilities                32,142     32,382      90,197      88,125
Insurance                 6,580      5,637      19,576      13,891
Depreciation
    and amortization     47,682     44,395     140,378     131,480
                        -------    -------     -------     -------

    Total expenses      243,326    246,803     719,937     769,296
                        -------    -------     -------     -------

Net income            $  94,316  $ 112,257   $ 333,410   $ 363,677
                        =======    =======     =======     =======
Net income per limited
  partnership unit    $    8.45  $   10.06   $   29.87   $   32.58
                        =======    =======     =======     =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         (Unaudited)

                                  General       Limited
                                  Partners      Partners       Total
                                 ----------    ----------    ----------
Nine months ended September 30, 1996:

Balance at December 31, 1995   $   (20,206)  $ 7,477,441   $ 7,457,235

Net income                           3,637       360,040       363,677

Capital distributions               (4,354)     (431,028)     (435,382)
                                 ---------     ---------      ---------

Balance at September 30, 1996  $   (20,923)  $ 7,406,453   $  7,385,530
                                 =========     =========      =========

Nine months ended September 30, 1997:

Balance at December 31, 1996   $   (20,919)  $ 7,406,832   $  7,385,913

Net income                           3,334       330,076        333,410

Capital distributions               (3,684)     (364,716)      (368,400)
                                 ---------     ---------      ---------

Balance at September 30, 1997  $   (21,269)  $  7,372,192  $  7,350,923
                                 =========     ==========     =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)

                                       1997               1996
                                     ---------          ---------
Operating activities:
  Net income                        $ 333,410          $ 363,677
                                      -------            -------


  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization     140,378            131,480
  Changes in operating assets
  and liabilities:
    Accounts receivable                10,206            (10,123)
    Prepaid expenses                   21,458              4,705
    Accrued liabilities               127,591            120,743
    Accounts payable                   (3,956)            (9,518)
    Tenant security deposits            2,151             (6,098)
    Unearned rent                       1,873             (2,382)
    Deposits                             (125)                -0-
    Restricted cash                     7,973                 -0-
                                      -------            -------
Net cash provided by
operating activities                  640,959            592,484
                                      -------            -------

Investing activities:
  Capital expenditures                (80,127)           (78,188)
                                      -------            -------
Net cash used in
     investing activities             (80,127)           (78,188)
                                      -------            -------
Financing activities:
  Distributions to partners          (368,400)          (435,382)
  Decrease in due to affiliate         (9,703)               (16)
                                      -------            -------
Net cash used in
     financing activities            (378,103)          (435,398)
                                      -------            -------
Increase in cash                      182,729             78,898
Cash, beginning of period             124,242            187,282
                                      -------            -------
Cash, end of period                 $ 306,971          $ 266,180
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
                    FOR THE SEPTEMBER 30, 1997


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

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                        SEPTEMBER 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is generated from the rental of apartment units. During the third quarter of 1997 the property's physical occupancy averaged 84.3% and it generated sufficient cash to meet the financial obligations of the Partnership and pay a cash distribution of $122,800 in the fourth quarter of 1997. The total of cash distributions paid to Partners during 1997 amounts to $491,200 or $44 per Limited Partnership unit of ownership.

Cash and equivalents increased to $306,971 at September 30, 1997 from $124,242 at December 31, 1996. The increase is due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

The Partnership's capital expenditures through the third quarter of 1997 are approximately $80,000 of the $200,000 budgeted. These capital improvements are for the exterior painting, renovation of the pool area, driveway repairs, landscaping, and refurbishing the rental center.

RESULTS OF OPERATIONS

The occupancy rate decreased by approximately 4.0% for the third quarter of 1997 when compared to the third quarter of 1996, which resulted in the decrease in third quarter rent revenues. The average occupancy rate was 84.3% in the third quarter of 1997 as compared to 88.3% in the third quarter of 1996. Total rent revenues decreased by approximately $32,000 or 9.4% for the third quarter of 1997 when compared to the third quarter of 1996. Year-to-date total revenues decreased by approximately $100,000 or 9.3% when compared to total revenues of 1996.

While third quarter 1997 revenues decreased compared to third quarter 1996 revenues, third quarter expenses decreased approximately $3,500. Year-to-date total expenses decreased by approximately $50,000 when compared to 1996. The majority of the decrease in expenses, approximately $36,000 related to a decrease in repairs and maintenance expense. While approximately $24,000 was related to salaries and wages. The decrease in salaries and wages was the result of a reduction in the maintenance staff.

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

                  Inapplicable

      ITEM 5.     OTHER INFORMATION

                  Inapplicable

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                       Exhibit 27. Financial Data Schedule

                  b. Reports on Form 8-K

                        None were filed for the quarter
                        ended September 30, 1997

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          RIVERCHASE INVESTORS I, LTD.
                              Registrant


November 14, 1997               _/s/ Thomas H. Lowder_____
Date                            Thomas H. Lowder
                                General Partner


November 14, 1997               _/s/ Howard B. Nelson_____
Date                            Howard B. Nelson
                           Principal Financial Officer