Form 10-K
period 1997-12-31
RIVERCHASE INVESTORS I LTD
filed 1998-03-31
CIK 764031

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the year ended             December 31, 1997

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

Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of December 31, 1997: 11,052.



                             FORM 10-K ANNUAL REPORT
                      TWELVE MONTHS ENDED DECEMBER 31, 1997
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

      As of December 31, 1997, there were approximately 1,226 holders of Units of Registrant, owning an aggregate of 11,052 Units.

The Partnership intends, to the extent possible, to make cash distributions on a quarterly basis from earnings from operations and earnings generated from investments in certificate of deposit of insured interest bearing accounts. See "PROFITS AND LOSSES AND CASH DISTRIBUTIONS" at page. 49 through 51 of the Prospectus, which is incorporated herein by reference.


ITEM 6.         SELECTED FINANCIAL DATA

                           Year ended December 31

---------------------------------------------------------
                  1997      1996      1995       1994      1993
                --------- --------- ---------  --------- ---------

Rental Revenue  1,301,007 1,433,043 1,454,909  1,431,176 1,325,567
Interest Income    10,172     9,385    11,520      8,317     7,872
Easement Fee            0        0          0         0          0
Other Income       79,974    45,913    45,498     45,328    48,377
Net Income         444,012  486,614   531,690    404,872   367,291
Net Income per
Limited Part-
nership Unit        39.77     43.59     47.63      36.27     32.90
Total Assets at
Period End       7,418,5467,452,392 7,526,646  7,677,947   7,938,892
Partner's Capital
at Period End   7,339,953 7,385,913 7,457,235  7,617,691   7,882,635
Cash Distributions
per Limited Part-
nership Unit           44        50        62         60          55

The above selected financial data should be read in conjunction with the Financial Statements and notes thereto.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Substantially all of the liquid assets of the Partnership consist of cash produced from the rental of apartments. The cash flow from operations is distributed on a quarterly basis after deducting for the current liabilities and cash needs of the Partnership. The Property generated an adequate amount of cash in 1997 and 1996 to meet the cash needs of the enterprise. In addition, cash distributions totaling $489,972 and $557,936 were paid to partners during 1997 and 1996, respectively. See "Statements of Cash Flows".

      There are approximately $171,000 of capital improvements planned for the Property during 1998. These improvements are necessary to enhance the marketability of the property. The planned capital improvements include replacing the exterior stairwells, landscaping, and refurbishing the clubhouse. All improvements and repairs will be financed out of current-year cash flow. The Property is unleveraged. Management has no plans at present or in the foreseeable future to mortgage the Property.

RESULTS OF OPERATIONS

      In 1997, the rent revenues of Riverchase I Apartments reflect the lower occupancy rate of the surrounding area and the effect of the lease up of the third phase of Riverchase (Riverchase III), noted below. Annual rent revenue decreased by $132,036 or 9.2% and $21,866 or 1.5% in 1997 and 1996,
respectively. The annual average occupancy rate decreased year-to-year by approximately 2.7% to 89.0% and by 5.2% to 91.7% in 1997 and 1996, respectively. Therefore, while some of the decline in rent revenues resulted from lower occupancy most of the decline is due to increased rent concessions deemed necessary in order to attract tenants in the current Tampa market. When compared with 1996, net income before depreciation decreased by $28,626 or 4.3%.

      Total expenses before depreciation decreased by $68,562 or 8.3% in 1997 as compared to an increase of $15,034 or 1.9% in 1996. The decrease in year-to-year total expenses before depreciation was made up of primarily two line items. First, repairs and maintenance decreased by $55,072. This expense reduction is primarily from the elimination of cable TV expense. Whereas cable TV service was provided free of charge in 1996, the expenses were shifted to the tenants in the current year. Second, salaries and wages decreased by $22,839. The decrease in salaries and wages expense paid by Riverchase I is due to the increased portion of salaries and wages paid by Riverchase III, a related entity.

      Colonial Properties Trust, an affiliate of Colonial Properties Services, Inc. (CPSI), the management agent, is in the process of leasing up Riverchase
III. While Riverchase Investors I has no financial interest in Riverchase III, the development of this phase will improve the overall marketability of the Riverchase community and enable it to lower on-site operating costs by spreading certain fixed expenses over a greater number of units.

      See item four of the Notes to Financial Statements, below, for information regarding the proposed sale of the Partnership's assets.

      CPSI is aware of the potential issues associated with the data conversion and system upgrades necessary for its computer systems to be year 2000 compliant. CPSI is also currently in the process of addressing the operational impact the year 2000 issue will have on the Partnership. CPSI expects to incur internal staff costs as well as other expenses related to facilities enhancements necessary to prepare its systems for the year 2000. CPSI currently believes that, with modifications to existing software at the management agent level and upgrading operational systems at the property level, the year 2000 issue will not have a material impact on the operations of the Partnership.
However, if such modifications or upgrades are not completed timely or if software vendors, suppliers, or other companies upon whose systems CPSI relies in the ordinary course of business have failed to appropriately address the conversion issue, then the year 2000 issue may have a material impact on the operations of the Partnership. At the current time, CPSI has not determined the cost that will ultimately be incurred to be year 2000 compliant.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Riverchase Investors I, Ltd.

We have audited the balance sheets of Riverchase Investors I, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Riverchase Investors I, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used as well as significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverchase Investors I, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Birmingham, Alabama       /s/Coopers & Lybrand L.L.P.
February 5, 1998                Coopers & Lybrand L.L.P.


                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996


                              1997                 1996
                          ------------         -----------
           ASSETS
Cash and equivalents      $     62,322         $   124,242
Restricted Cash                 31,197              34,406
Accounts receivable              6,775              13,205
Prepaid Expenses                19,320              27,223
                          ------------         -----------
      Total current assets     119,614             199,076

Property, plant, and equipment:
      Land                   2,102,784            2,102,784
      Buildings              6,724,619            6,586,431
      Furniture and
          fixtures           1,027,261              975,845
      Land improvements        138,429               95,951
      Equipment                 20,842               16,717
                          ------------         -----------
                            10,013,935           9,777,728
      Less accumulated
            depreciation     2,719,923           2,529,208
                          ------------         -----------
            Net property, plant
           and equipment     7,294,012           7,248,520
                          ------------         -----------
Other assets                    4,920                4,796
                          ------------         -----------
      Total assets        $  7,418,546         $ 7,452,392
                          ============         ===========



           LIABILITIES AND PARTNERS' CAPITAL
Accounts Payable               $     33,608         $     13,034
Other accrued liabilities             9,161                9,234
Tenant deposits                      31,197               24,497
Unearned rent                         4,614                4,991
Due to affiliate                         13               14,723
                               ------------         ------------
      Total current liabilities      78,593               66,479
                               ------------         ------------
General partners' deficit           (20,163)             (20,919)
Limited partners' capital         7,360,116            7,406,832
(11,052 units)                 ____________         ____________
      Total partners' capital     7,339,953            7,385,913
                               ------------         ------------
                               $  7,418,546         $  7,452,392
                               ============         ============

The accompanying notes are an integral part of these financial statements.


                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995
                   1997           1996            1995
                ----------     ----------      ----------
Revenue:
     Rent       $ 1,301,007         $ 1,433,043          $ 1,454,909
     Interest        10,172               9,385               11,520
     Other           79,974              45,913
45,498
                -----------         -----------          -----------
                   1,391,153          1,488,341            1,511,927
                -----------         -----------          -----------
Expenses:
   General and
     administrative    79,848            78,796               91,971
   Salaries and wages  96,737           119,576              122,967
   Taxes and licenses 153,827           155,184              151,537
   Management and
     leasing fees      68,427            73,001               74,144
   Repairs and
     maintenance      207,118           262,190              232,057
   Utilities          120,870           116,287              116,704
   Insurance           29,599            19,954               20,574
   Depreciation     190,715             176,739              170,283
                -----------         -----------          -----------
                    947,141           1,001,727              980,237
                -----------         -----------          -----------
Net income      $   444,012         $   486,614         $    531,690
                ===========         ===========          ===========
New income per limited
   partnership unit     39.77              43.59          47.63
                ===========         ===========          ===========

The accompanying notes are an integral part of these financial statements.


                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995


                                          General         Limited
                        Total             Partner         Partner
                     -----------          -----------   -----------

Balance, Dec, 31, 1994  $ 7,617,691       $   (18,598)   $ 7,636,289
Distributions to
     partners              (692,146)           (6,925)      (685,221)

Net income                  531,690             5,317        526,373
                        -----------        -----------     -----------
Balance, Dec. 31, 1995    7,457,235           (20,206)     7,477,441
Distributions to
     partners              (557,936)           (5,579)      (552,357)

Net income                486,614               4,866        481,748
                     -----------          -----------      -----------
Balance, Dec. 31, 1996   7,385,913            (20,919)     7,406,832
Distributions to
     partners           (489,972)              (3,684)       (486,288)

Net income                444,012               4,440       439,572
                     -----------          -----------     -----------
Balance, Dec. 31, 1997  7,339,953             (20,163)     7,360,116
                     ===========          ===========      ===========

The accompanying notes are an integral part of these financial statements.

                          RIVERCHASE INVESTORS I, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995

                        1997           1996            1995
                     -----------          -----------
-----------

Operating Activities:
Net income           $ 444,012      $ 486,614       $ 531,690
Adjustments to reconcile net
income to net cash provided
by operating activities:
     Depreciation           190,715         176,739        170,283
     Changes in operating
     assets and liabilities:
      Restricted cash         3,209              14          (7,451)
      Accounts Receivable   6,430            (6,029)       (6,076)
      Prepaid expenses      7,903           (10,985)       (6,728)
      Other assets        (124)
      Accounts payable       20,574          (8,572)         8,542
      Other accrued
        liabilities        (73)           (94)           (885)
      Tenant deposits    6,700         (8,782)          6,370
      Unearned rent       (377)          (191)         (4,106)
      Due to affiliate      (14,710)         14,707           (766)
                     -----------          -----------      -----------
Net cash provided by
     operating activities 664,259           643,421        690,873
                     -----------          -----------      -----------
Investing activities:
     Capital Expenditures(236,207)         (148,525)      (29,862)
                     -----------          -----------     -----------

Net cash used in         (236,207)         (148,525)       (29,862)
    investing activities___________       ___________     ___________

Financing activities:
     Distribution to
      partners         (489,972)           (557,936)      (692,146)
                     -----------          -----------     -----------
Net cash used in
     financing activities(489,972)         (557,936)      (692,146)
                     -----------          -----------     -----------
Decrease in cash
and equivalents           (61,920)          (63,040)       (31,135)

Cash and equivalents,
     beginning of year      124,242         187,282        218,417
                     -----------          -----------     -----------
Cash and equivalents,
     end of year          $  62,322    $    124,242      $ 187,282
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

2.    RESTRICTED CASH

Restricted cash as of December 31, 1997 and 1996, consists of tenant deposits in the amount of $31,197 and $34,406, respectively.

3.    RELATED PARTY TRANSACTIONS

The general partners of the Partnership are John H. McClintock; James H. Pugh, Jr.; Thomas H. Lowder, James K. Lowder, Robert E. Lowder (the "Lowders"); and Battery Park Corp., a New York corporation.

The Partnership has entered into contracts with affiliates of the Lowders to manage the property for an annual fee of 5% of the gross collected revenues of the property. The Partnership paid management fees of approximately $68,000, $73,000, and $74,000 to Colonial Properties Services, Inc. (CPSI) in 1997, 1996, and 1995, respectively.

Due to affiliate at December 31, 1997 and 1996 consists of an amount payable to CPSI of $13 and $14,723, respectively, for amounts paid by CPSI on behalf of the Partnership.

4.     PROPOSED SALE OF THE PARTNERSHIP'S ASSETS

On September 2, 1997, the Partnership entered into a Real Estate Sales Contract (the Sales Contract) with Colonial Realty Limited Partnership, a Delaware limited partnership (the Purchaser), and an indirect subsidiary of Colonial Properties Trust, an Alabama real estate investment trust, to sell Riverchase Apartments - Phase I, consisting of 248 apartment units, related improvements, and the land on which the apartment units and improvements are located in Temple Terrace, Florida (the Project) to the Purchaser at a price of $8,480,000 in cash. The consummation of the sale of the Project pursuant to the Sales Contract is subject to and conditioned upon, among other things, the approval by the limited partners of the Partnership holding a majority in interest of the outstanding units of limited partnership of the Partnership of (i) an amendment to the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership and (ii) the sale of the Project.


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

      Information with respect to the General Partners is contained in the following paragraphs:

      Mr. John H. McClintock, Jr., General Partner

      John H. McClintock, Jr., 64. For more than five years, Mr. McClintock was Director and Chairman of the Board of Epoch Properties, Inc., a Florida-based real estate development organization founded in 1970. He is currently Chairman of the Board of ContraVest Properties, Inc., a real estate development firm in Tucson, Arizona. He holds a Bachelor of Arts degree in Economics from Rice University.

      Mr. James H. Pugh, Jr., General Partner

     James H. Pugh, Jr., 60. For more than five years, Mr. Pugh has been a Director of both Epoch Properties, Inc. and Epoch Management, Inc., and President of Epoch Properties, Inc. In addition, he is a Director of substantially all affiliates of Epoch Properties, Inc. He holds a Bachelor of Science degree in Building Construction from The University of Florida.

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

     Kenneth L. Edlow, 57, Director. Mr. Edlow has been a general partner or Managing Director of Bear, Stearns & Co., for more than fifteen years and a general partner of Bear, Stearns & Co. since its organization in 1984. He is Secretary of the Board of Directors and of the Company. He holds a Bachelor of Science degree from the University of Pennsylvania.

      The Lowders

      Thomas H. Lowder, 48, General Partner. Thomas H. Lowder is President and Chief Executive Officer of Colonial Properties Trust (Colonial) and Colonial Properties Holding Company (CPHC), a Trustee of Colonial Properties Trust and a Director of CPHC and Colonial Properties Services, Inc. Mr. Lowder became President of Colonial in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for Colonial. He is presently a member of the Board of the following Organizations: University of Alabama-Birmingham President's Council, Discovery 2000, United Way, Children's Hospital, Birmingham Southern College and The Colonial Company. He serves as President of the Supporters Board of the UAB Comprehensive Cancer Center and the American Red Cross Birmingham-Area Chapter. He graduated with honors from Auburn University with a Bachelor of Science degree.

     James K. Lowder, 48, General Partner. James K. Lowder is a Trustee of Colonial Properties Trust and Director of CPHC and Colonial Properties Services, Inc. Mr. Lowder is currently Chairman of the Board of The Colonial Company, Lowder New Homes, Lowder Realty and Lowder Construction Company, Inc. Mr. Lowder is also currently a member of the Alabama Home Builders Association of Alabama and the Greater Montgomery Home Builders Association. He graduated summa cum laude from Auburn University with a Bachelor of Science degree.

      Robert E. Lowder, 55, General Partner. Robert E. Lowder is Chairman of the Board and Chief Executive Officer of the Colonial BancGroup, Inc., a multi-state bank and holding company based in Montgomery, Alabama. Colonial BancGroup, with assets of $7.5 billion, currently operates 228 offices in Alabama, Florida, Georgia, and southern Tennessee. He graduated from Auburn University College of Business with high honors in 1964. During his collegiate career he was awarded the Delta Sigma Pi Scholastic Key as the outstanding graduating senior in the School of Business; he was honored as the 1964 Outstanding Student in Finance by the Alabama Bankers Association.

ITEM 11.   EXECUTIVE COMPENSATION

During the year ended December 31, 1997, no General Partner received cash compensation from the Partnership exceeding $60,000, except as set forth herein. The General Partners earn no direct compensation for acting as General Partners.

No General Partner or affiliate of any General Partner was indebted to the Partnership in an amount exceeding $60,000 at any time during the year ended December 31, 1997.

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

            None.

      (c) See Item 14(a) above.

      (d) See Item 14(a) above.


SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.




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

GENERAL PARTNERS:


By:         /s/ John H. McClintock, Jr.   March 31, 1998
           John H. McClintock, Jr.



By:         /s/ James H. Pugh, Jr.        March 31, 1998
           James H. Pugh, Jr.



By:         /s/ Thomas H. Lowder           March 31, 1998
           Thomas H. Lowder



By:         /s/ James K. Lowder            March 31, 1998
           James K. Lowder



By:         /s/ Robert E. Lowder           March 31, 1998
           Robert E. Lowder


BATTERY PARK CAPITAL CORP.


By:         /s/ William J. Montgoris       March 31, 1998
            William J. Montgoris
           President and Treasurer
           Director



By:         /s/ Kenneth L. Edlow           March 31, 1998
           Kenneth L. Edlow
           Director

PRINCIPAL FINANCIAL OFFICERS:


By:         /s/ Howard B. Nelson           March 31, 1998
             --------------
           Howard B. Nelson
           Chief Financial Officer
           (Principal Financial Officer)


By:         /s/ Kenneth E. Howell          March 31, 1998
          --------------
           Kenneth E. Howell
           Vice President and Controller
           (Principal Accounting Officer)