Form 10-Q
period 1998-03-31
RIVERCHASE INVESTORS I LTD
filed 1998-05-15
CIK 764031

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998

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


                         YES [X]        NO [ ]


Number of Units of the Registrant's Limited Partnership
Units of Ownership outstanding as of March 31, 1998: 11,052.


PART I. - FINANCIAL INFORMATION

                     RIVERCHASE INVESTORS I, LTD.
                       (A LIMITED PARTNERSHIP)
                           BALANCE SHEETS
               March 31, 1998 AND DECEMBER 31, 1997

                                March 31, 1998        December 31, 1997
                                 (Unaudited)         (Audited)
                               --------------      --------------
ASSETS
  Cash                             $  131,935          $   62,322
  Restricted cash                      31,198              31,197
  Accounts receivable                       4               6,775
  Prepaid expenses                     12,859              19,320
                                    ---------           ---------

     Total current assets             175,996             119,614

Property, plant and equipment:
  Land                              2,102,784           2,102,784
  Buildings                         6,724,619           6,724,619
  Furniture and fixtures            1,027,261           1,027,261
  Land improvements                   151,994             138,429
  Equipment                            20,986              20,842
                                    ---------           ---------

                                   10,027,644          10,013,935
Less accumulated depreciation       2,772,057           2,719,923
                                    ---------           ---------

                                    7,255,587           7,294,012
Other assets:
  Deposits                              4,920               4,920
                                    ---------           ---------

     Total assets                  $7,436,503          $7,418,546
                                    =========           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accounts payable                 $   13,528          $   33,608
  Other accrued liabilities            49,603               9,161
  Tenant deposits                      31,736              31,197
  Unearned rent                        10,864               4,614
  Due to affiliate                      5,999                  13
                                    ---------           ---------
     Total current liabilities        111,730              78,593

General partners' deficit             (21,530)            (20,163)
Limited partners' capital
  (11,052 units)                    7,346,303           7,360,116
                                    ---------           ---------
     Total partners' capital       $7,324,773          $7,339,953
                                    ---------           ---------
Total liabilities and
     partners' capital             $7,436,503          $7,418,546
                                    =========           =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.


                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                    MARCH 31, 1998 AND 1997
                          (Unaudited)

                              Three months ended
                                   March 31
                           ----------------------------
                            1998            1997
                           ------          ------
Revenues:
Rents                    $ 335,108       $ 339,481
Interest                     1,313           1,544
Other                       22,551          16,334
                           -------         -------

Total revenues             358,972         357,359

Expenses:
General and
 administrative             25,109          18,899
Salaries and wages          26,616          23,220
Taxes and licenses          37,975          42,858
Management fees             18,541          17,802
Repairs and maintenance     90,635          60,139
Utilities                   26,978          27,082
Insurance                    5,627           6,498
Depreciation                52,134          46,232
                           -------         -------

Total expenses             283,615         242,730
                           -------         -------

Net income               $  75,357       $ 114,629
                           =======         =======
Net income per limited
partnership unit         $    6.75       $   10.27
                           =======         =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                 STATEMENTS OF PARTNERS' EQUITY
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                         (Unaudited)

                                  General       Limited
                                  Partners      Partners       Total
                                 ----------    ----------    ----------
Three months ended March 31, 1997:

Balance at December 31, 1996   $   (20,919)  $ 7,406,832   $ 7,385,913

Net income                           1,146       113,483       114,629


Capital distributions               (  893)     ( 88,416)     ( 89,309)
                                 ---------     ---------      ---------

Balance at March 31, 1997      $   (20,666)  $ 7,431,899   $  7,411,233
                                 =========     =========      =========

Three months ended March 31, 1998:

Balance at December 31, 1997   $   (20,163)  $ 7,360,116   $  7,339,953

Net income                             754        74,603         75,357

Capital distributions              ( 2,121)     ( 88,416)      ( 90,537)
                                 ---------     ---------      ---------

Balance at March 31, 1998      $   (21,530)  $ 7,346,303   $  7,324,773
                                 =========     ==========     =========

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                  RIVERCHASE INVESTORS I, LTD.
                    (A LIMITED PARTNERSHIP)
                    STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (Unaudited)

                                       1998               1997
                                     ---------          ---------
Operating activities:
  Net income                        $  75,357          $ 114,629
                                      -------            -------


  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization      52,134             46,232
  Changes in operating assets
  and liabilities:
    Accounts receivable                 6,771             11,923
    Prepaid expenses                    6,461              6,428
    Accrued liabilities                40,442             39,346
    Accounts payable                  (20,080)            (2,356)
    Tenant security deposits              538              3,255
    Unearned rent                       6,250                810
    Due to affiliate                    5,986           (14,723)
                                      -------            -------
Net cash provided by
     operating activities             173,859            205,544
                                      -------            -------

Investing activities:
  Capital expenditures                (13,709)           ( 4,219)
                                      -------            -------
Net cash used in
  investing activities                (13,709)           ( 4,219)
                                      -------            -------
Financing activities:
  Distributions to partners           (90,537)          ( 89,309)
                                      -------            -------
Net cash used in
   financing activities               (90,537)          ( 89,309)
                                      -------            -------

Increase in cash                       69,613            112,016
Cash, beginning of period              62,322            124,242
                                      -------            -------
Cash, end of period                 $ 131,935          $ 236,258
                                      =======            =======

The quarterly financial information included herein has been prepared by management without audit by independent public accountants.
See accompanying notes to financial statements.

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                  NOTES TO FINANCIAL STATEMENTS
              FOR THE QUARTER ENDED MARCH 31, 1998


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

                   RIVERCHASE INVESTORS I, LTD.
                     (A LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                          MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

Cash flow at the property is generated from the rental of apartment units. During the first quarter the property's physical occupancy rate averaged 91.26% and it generated sufficient cash to meet the financial obligations of the Partnership and pay a cash distribution of $78,145 in the second quarter of 1998. The total of cash distributions paid to Partners in the first and second quarters of 1998 amounted to $168,682 or $15 per Limited Partnership unit of ownership.

Cash and equivalents increased to $131,935 at March 31, 1998 from $62,322 at December 31, 1997. The increase is primarily due to cash retained to pay for the accrued liabilities which will come due at the end of the year.

The Partnership's budget for capital expenditures in 1998 is approximately $170,900. The planned capital improvements include resurfacing the parking lot, adding amenities to make deluxe units and screening of patios.

RESULTS OF OPERATIONS

The rent revenue for the first quarter of 1998 was $335,108 while the rent revenue for the first quarter of 1997 was $339,481. The average occupancy rate was 91.26% in the first quarter of 1998 as compared to 90.73% in the first quarter of 1997. First quarter year-to-date total rent revenues remained constant due primarily to stable occupancy rates.

While first quarter 1998 revenues remained constant compared to first quarter 1997 revenues, total expenses before depreciation increased by $34,983. The majority of the increase in expenses, approximately $30,500, was related to repairs and maintenance expense. This consisted of an increase of $14,000 in carpet repairs, $6,600 in replacing flooring, $6,100 to maintain landscape and $3,800 in plumbing repairs. These increased costs reflect the aging of the physical asset.

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

                  Inapplicable

      ITEM 5.     OTHER INFORMATION

                  Inapplicable

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                        Exhibit 27. Financial Data Schedule

                  b. Reports on Form 8-K

                        None were filed for the quarter
                        ended March 31, 1998

                   RIVERCHASE INVESTORS I, LTD.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          RIVERCHASE INVESTORS I, LTD.
                              Registrant


May 15, 1998                  /s/ Thomas H. Lowder
Date                          Thomas H. Lowder
                              General Partner


May 15, 1998                  /s/ Howard B. Nelson, Jr.
Date                          Howard B. Nelson, Jr.
                           Principal Financial Officer